Form 10-Q
period 2008-02-29
Quadra Projects Inc.
filed 2008-04-07
CIK 1423586

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to Commission file number 000-53156 ________________

QUADRA PROJECTS INC.
(Exact name of small business issuer as specified in its charter)

________________

NEVADA (State or other jurisdiction of incorporation or organization)	(IRS employer Identification No.)

#200-245 East Liberty Street, Reno, Nevada, 89501, USA
(Address of principal executive offices)

1-888-597-8899 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated	Smaller reporting
		filer ☐	company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☒   No ☐

 As of February 29, 2008, 3,050,000 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐   No ☒

Item 1. FINANCIAL STATEMENTS

QUADRA PROJECTS INC. (A Development Stage Company) FINANCIAL STATEMENTS FEBRUARY 29, 2008

QUADRA PROJECTS INC.
(A Development Stage Company)
BALANCE SHEETS

February 29,		November 30,
	2008	2007
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$ 9,889	$ 9,913

Other Asset:
Organization expense	1,560	1,650
Total Assets	$ 1,449	$ 11,563

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities:

Accrued liabilities	$ 4,000	$ -
Total Current Liabilities	4,000	-

Shareholders’ Equity:
Common stock: authorized 71,250,000 shares of $0.001 par	3,050	3,050
value; issued and outstanding, 3,050,000 shares
Capital in excess of par value	8,750	8,750
Deficit accumulated during development stage	(4,351)	(237)

Total Shareholder’s Equity	7,449	11,563
Total Liabilities and Shareholders’ Equity	$ 11,449	$ 11,563

These accompanying notes are an integral part of these financial statements.
-F1-

     QUADRA PROJECTS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
FOR THE THREE MONTH PERIOD ENDED FEBRUARY 29, 2008
(UNAUDITED)

		June 7, 2007
		(Date of Inception
		of Development Stage)
	2008	to February 29, 2008

Revenue	$ -	$ -

Expenses:
Selling and Administrative Expenses	4,114	4,351
Operating Loss	(4,114)	(4,351)

Provision for Income Taxes:

Current Provision	-	-
Net loss for the period	$(4,114)	$(4,351)

Loss Per Share -
Basic and Diluted	$ -

Weighted average
number of shares
Outstanding	3,050,000

These accompanying notes are an integral part of these financial statements.

-F2-

     QUADRA PROJECTS INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE THREE MONTH ENDED FEBRUARY 29, 2008
(UNAUDITED)

		June 7, 2007
		(Date of Inception of
		Development Stage)
	2008	to February 29, 2008
CASH FLOWS FROM OPERATIONS:
Net loss	$ (4,114)	$(4,351)
Reconciliation of net loss to cash flows from operating activities:
Amortization of organization expense	90	240
Changes in assets and liabilities:
Accrued liabilities	4,000	4,000

	(24)	(111)
Net Cash Consumed by Operating Activities

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of sales of common stock	-	10,000

Net Cash Provided by Financing Activities	-	10,000

Net increase (decrease) in cash	(24)	9,889

Cash balance, beginning of period	9,913	-
Cash balance, end of period	$9,889	$ 9,889

These accompanying notes are an integral part of these financial statements.

-F3-

QUADRA PROJECTS INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS FEBRUARY 29, 2008

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Quadra Projects Inc. (“the Company”) as of February 29, 2008 and for the three period ended February 29, 2008, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month period ended February 29, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2008.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the period June 7, 2007 (Date of Inception) to November 30, 2007.

2. COMMENCEMENT OF OPERATION

The Company did not commence operations until June 7, 2007.

3.          SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented.

4. CONTINGENCY The Company does not carry insurance.

-F4-

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

·	general economic and business conditions, both nationally and in our markets,

·	our expectations and estimates concerning future financial performance, financing plans and the impact of competition,

·	our ability to implement our growth strategy,

·	anticipated trends in our business,

·	advances in technologies, and

·	other risk factors set forth herein.

In addition, in this report, we use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify forward-looking statements.

Quadra Projects Inc. (or the “Company”) undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this prospectus. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

History

We, Quadra Projects Inc. (the “Company”), are a distributor of an electronic non invasive acupuncture pen (the “Pen”) as an alternative to traditional needles used during acupuncture treatments. We have a distribution agreement which entitles us to market and sell the Pen on an exclusive basis throughout Asia (with the exception of China), Middle East and the Caribbean (collectively referred to as the “Region”). We obtained our distribution rights through United Overseas Products Pty., Ltd, (“United”) a Belize incorporated company based in Taiwan. We entered into this distribution agreement on November 30, 2007 for a period of 10 years and have ancillary rights to the patent held in China through United.

As an added incentive to enter into the Distribution Agreement with United, we obtained sample inventory of a dozen Pens at no charge for the purposes of conducting market research and outsourcing target markets and appointment of sub-distributors.

There are no terms which determine whether the distribution agreement will or will not be renewed; however, the distribution agreement may be terminated at any time if either party commits a material breach of this Agreement and fails to correct such default within 30 days from mailing of a notice to do so by the other party, or both parties consent in writing to have the agreement terminated.

Our operations are based in Kaohsiung, Taiwan. We commenced operations in June, 2007.

We intend on establishing a local network of sub distributors wherein we are able to monitor the performance of each sub distributor. We intend on establishing a branch office or with appointed sales managers to oversee operations in each new location which we appoint sub distributors.

We expect initial sales to be generated mostly in Asia and the Caribbean through appointment of sub distributors and internet sales. To date, we have not generated sales in any other location nor have marketed the Pen in any other location. We also have not made any sales to date.

On January 31, 2008, the Company entered into an exclusive sub distribution agreement with Body Language Ltd. (“BLL”), a Jamaican company for exclusive distribution in the Caribbean. Under the terms of the agreement, BLL must fulfill a minimum order quota of 20,000 units of the Pen by December 31, 2008 and 100,000 units by December 31, 2009. Any order quota falling short of these requirements shall deem the agreement to be non exclusive and the Company may appoint other sub distributors in Jamaica. To date we have not generated any sales from BLL. Please refer to Exhibit 10.3.

Our principal business office is located at the 14th floor, No. 68 Yucheng Road, Sanmin District, Kaohsiung City, 807, Taiwan. Our administrative office for North American investor relations and U.S. regulatory reporting is located at Suite 200, 245 East Liberty Street, Reno, Nevada, 89501.

The market in which we operate Our target markets are as follows:

·	Certified acupuncture practitioners

·	Patients receiving acupuncture treatments

·	Patients seeking alternative treatments

Marketing Strategy

We will embark on an extensive advertising campaign designed to create awareness. Media advertising will include Trade Journals. In addition we will use direct mail advertising and establish direct contact with consumers through Trade Shows and other exhibition opportunities. We will engage Sub Distributors who will be our link to the trade and the end user. The main focus will be our commitment to supplying a quality product at an affordable price.

Any defective Pen will be replaced at no cost to the consumer.

Internet sales:

We intend to market our website through online community websites and by advertising in health trade magazines. The more traffic our website receives, the higher our website is placed in rankings on various search engines.

We are in the process of preparing promotional materials and we expect to launch the marketing of our website within the next 2 months.

Sub Distributors:

Efforts are underway to market the product in Asia and the Middle East through the appointment of sub-distributors. We are currently in negotiations with interested parties; however, we have not yet finalized any distribution agreements in these areas. Our only sub distributor is BLL.

Our efforts to appoint sub distributors consist of contacting health supplement suppliers or companies in the business of importing/exporting. We do not have any history of contacts in these industries and all our marketing efforts in securing potential sub distributors will be obtained through our own market research through the internet, trade magazines, and attendance at trade shows.

Results of Operations

Three month period ended February 29, 2008.

Revenues

We did not generate any revenues for the three February 29, 2008. To date we have not signed any further distribution agreements nor have we generated sales from BLL.

Until we have launched a marketing plan to expose our website to various avenues such as health trade magazines, online communities specific to health/herbal products, etc, we expect all of our sales to be generated through Pacific and other sub distributors when they are appointed. Therefore we cannot estimate the percentage of sales generated through our website. We have not made any sales through our website to date.

Cost of sales

There were no costs of goods sold as we received a sample of inventory from United as mentioned above. This was a one time benefit and we do not expect to receive this benefit when this supply has been depleted.

Expenses

Expenses for the three months ended February 29, 2008, our expense consist of $24 in bank charges, $4,000 accrued for professional fees, and $90 in amortization of our organization expense to be amortized in 5 years. Professional fees consist of fees paid for edgar filing fees and related cost for preparation of periodic reports and other reports as required.

Liquidity and Capital Resources

As of February 29, 2008, we had a working capital of $ 5,889. Over the next 12 months, we will require approximately $ 7,000 to sustain our working capital needs as follows:

Legal and Accounting	$ 2,000
Miscellaneous administrative and office expenses	5,000
Total	$ 7,000

Sources of Capital:

We expect our revenues generated to absorb these costs if we obtain further sub-distributors; however, if additional capital is needed, we will explore financing options such as shareholder loans. Shareholder loans will be without stated terms of repayment, with interest at the rate of 6% per annum. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company does not believe that it is significantly exposed to interest rate risk, foreign currency exchange rate risk, commodity price risk, or equity price risk.

Item 4T. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer/Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Chief Executive Officer/Chief Accounting Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-Q.

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 1st fiscal quarter ended February 29, 2008 the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings: None.

Item 1A.	Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in our Registration statement on Form S-1 for the year ended November 30, 2007 filed simultaneously with this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None.

Item 3.	Defaults Upon Senior Securities: None.

Item 4.	Submission of Matters to a Vote of Security Holders: None

Item 5.	Other Information: None.
Item 6.
A)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation dated June 8, 2007*
3.2	Articles of Incorporation dated June 8, 2007*
3.3	Bylaws, effective June 7, 2008*
10.2	Distribution Agreement with United Research Corporation dated September 30,
2007*
10.3	Sub Distribution Agreement with Body Language of Jamaica dated January 31,
2008*
31.1	CEO, CAO Section 302 Certification
32.1	CEO, CAO Section 906 Certification
(*)	Incorporated by reference from Form S-S that was originally filed with the SEC on March 18, 2008.

B)	Reports on Form 8-K

None

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

QUADRA PROJECTS INC.

Date: April 7, 2008

/s/ Yuh Hsin Liu
By:
Yuh Hsin Liu
                                                      President, CEO, CAO, Secretary and Director