Form 10-Q
period 2008-05-31
Quadra Projects Inc.
filed 2008-07-02
CIK 1423586

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of May 31, 2008, 3,050,000 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Item 1.           FINANCIAL STATEMENTS

QUADRA PROJECTS INC. (A Development Stage Company) FINANCIAL STATEMENTS MAY 31, 2008

QUADRA PROJECTS INC.
(A Development Stage Company)
BALANCE SHEETS

May 31, 2008		November 30, 2007
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$ 5,384	$ 9,913

Other Asset:
Organization expense	1,470	1,650
Total Assets	$ 6,854	$ 11,563

LIABILITIES AND SHAREHOLDER’S EQUITY

Total Liabilities	$ -	$ -

Shareholders’ Equity:
Common stock: authorized 71,250,000 shares of $0.001 par	3,050	3,050
value; issued and outstanding, 3,050,000 shares
Capital in excess of par value	8,750	8,750
Deficit accumulated during development stage	(4,946)	(237)

Total Shareholder’s Equity	6,854	11,563
Total Liabilities and Shareholders’ Equity	$ 6,854	$ 11,563

These accompanying notes are an integral part of these financial statements.
-F1-

     QUADRA PROJECTS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2008
(UNAUDITED)

			June 7, 2007
			(Date of Inception
	Six Months Ended	Three Months	of Development Stage)
	May 31, 2008	Ended May 31, 2008	to May 31, 2008

Revenue	$ -	$ -	$ -

Expenses:
Selling and Administrative Expenses	4,709	595	4,946
Operating Loss	(4,709)	(595)	(4,946)

Net loss for the period	$(4,709)	$ (595)	$ (4,946)

Loss Per Share -
Basic and Diluted	$ -	$ -	$ -

Weighted average
number of shares
Outstanding	3,050,000	3,050,000	3,050,000

	These accompanying notes are an integral part of these financial statements.

-F2-

QUADRA PROJECTS INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE SIX MONTH ENDED MAY 31, 2008
(UNAUDITED)

		June 7, 2007
		(Date of Inception of
		Development Stage)
	2008	to May 31, 2008
CASH FLOWS FROM OPERATIONS:
Net loss	$ (4,709)	$(4,946)
Reconciliation of net loss to cash flows from operating activities:
Amortization of organization expense	180	330

Net Cash Consumed by Operating Activities	(4,529)	(4,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of sales of common stock	-	10,000

Net Cash Provided by Financing Activities	-	10,000

Net increase (decrease) in cash	(4,529)	5,384

Cash balance, beginning of period	9,913	-
Cash balance, end of period	$ 5,384	$ 5,384

These accompanying notes are an integral part of these financial statements.

-F3-

QUADRA PROJECTS INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS MAY 31, 2008

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Quadra Projects Inc. (“the Company”) as of May 31, 2008 and for the three and six month periods ended May 31, 2008, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month period ended May 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2008.

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

3.           SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. There were no non cash investing or financing activities during either of the periods presented.

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

We intend on establishing a local network of sub distributors wherein we are able to monitor the performance of each sub distributor. We intend on establishing a branch office or with appointed sales managers to oversee operations in each new location where we appoint sub distributors.

We expect initial sales to be generated mostly in Asia and the Caribbean through appointment of sub distributors and internet sales. To date, we have not generated sales in any other location nor have we marketed the Pen in any other location. We also have not made any sales to date.

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

Marketing Strategy

We will embark on an extensive advertising campaign designed to create awareness of our product. Media advertising will include Trade Journals. In addition we will use direct mail advertising and establish direct contact with consumers through Trade Shows and other exhibition opportunities. We will engage sub distributors who will be our link to the trade and the end user. The main focus will be our commitment to supplying a quality product at an affordable price.

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

Results of Operations Three month period ended May 31, 2008.

Revenues

We did not generate any revenues for the three and six month periods ended May 31, 2008. To date we have not signed any further distribution agreements nor have we generated sales from BLL.

Until we have launched a marketing plan to expose our website to various avenues such as health trade magazines, online communities specific to health/herbal products, etc, we expect all of our sales to be generated through BLL and other sub distributors when they are appointed. Therefore we cannot estimate the percentage of sales generated through our website. We have not made any sales through our website to date.

Cost of sales

There were no costs of goods sold as we received a sample of inventory from United as mentioned above. This was a one time benefit and we do not expect to receive this benefit when this supply has been depleted.

Expenses

Expenses for the six months ended May 31, 2008, consisted of $24 in bank charges, $4,397 paid for audit and legal fees, and $180 in amortization of our organization expense which is being amortized over 5 years. The remaining $ 108 consistrd of office expenses.

For the three month periods ended May 31, 2008, we incurred $ 90 in amortization of our organization expense, $ 108 in office expenses and $ 397 in legal fees.

Our expenses are expected to vary and we cannot determine trends in our expenditures given our lack of operating history.

Liquidity and Capital Resources

As of May 31, 2008, we had a working capital of $ 5,384. Over the next 12 months, we will require approximately $ 6,000 to sustain our working capital needs as follows:

Legal and Accounting	$ 4,000
Miscellaneous administrative and office expenses	2,000
Total	$ 6,000

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

             (B)   Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 2nd fiscal quarter ended May 31, 2008 the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings: None.
Item 1A.	Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in our Registration statement on Form S-1 for the year ended November 30, 2007 filed simultaneously with this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None.
Item 3.	Defaults Upon Senior Securities: None.
Item 4.	Submission of Matters to a Vote of Security Holders: None
Item 5.	Other Information: None.
Item 6.
A)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation dated June 8, 2007*
3.2	Articles of Incorporation dated June 8, 2007*
3.3	Bylaws, effective June 7, 2008*
10.2	Distribution Agreement with United Research Corporation dated September 30, 2007*
10.3	Sub Distribution Agreement with Body Language of Jamaica dated January 31, 2008*
31.1	CEO, CAO Section 302 Certification
32.1	CEO, CAO Section 906 Certification
(*)	Incorporated by reference from Form S-1 that was originally filed with the SEC on March 18, 2008.

B)	Reports on Form 8-K

None

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

QUADRA PROJECTS INC.

Date: July 2, 2008

/s/ Yuh Hsin Liu By:
Yuh Hsin Liu
                                          President, CEO, CAO, Secretary and Director