Form 10-Q/A
period 2008-05-31
Quadra Projects Inc.
filed 2008-07-14
CIK 1423586

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q/A

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

*******************************************************************

The May 31, 2008 Form 10Q filed on July 2, 2008 erroneously stated that the Company was not a shell company. The Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The cover page of this Form 10Q/A has been updated to correct this error.

*******************************************************************

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