Form 10-Q
period 2008-08-31
Quadra Projects Inc.
filed 2008-09-24
CIK 1423586

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to . Commission file number 000-53156 ________________

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

As of August 31, 2008, 3,050,000 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format  Yes ☐  No ☒

Item 1.        FINANCIAL STATEMENTS

     QUADRA PROJECTS INC.
(A Development Stage Company)
FINANCIAL STATEMENTS

AUGUST 31, 2008

QUADRA PROJECTS INC.
(A Development Stage Company)
BALANCE SHEETS

August 31, 2008		November 30,2007
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$ 5,384	$ 9,913
Total current assets	5,384	9,913

Other Asset:
Organization expense	1,380	1,650
Total Assets	$ 6,764	$ 11,563

LIABILITIES AND SHAREHOLDER’S EQUITY

Total Liabilities	$ -	$ -

Shareholders’ Equity:
Common stock: authorized 71,250,000 shares of $0.001 par	3,050	3,050
value; issued and outstanding, 3,050,000 shares
Capital in excess of par value	8,750	8,750
Deficit accumulated during development stage	(5,036)	(237)

Total Shareholder’s Equity	6,764	11,563
Total Liabilities and Shareholders’ Equity	$ 6,764	$ 11,563

These accompanying notes are an integral part of these financial statements.
-F1-

     QUADRA PROJECTS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
FOR THE THREE AND NINE MONTH PERIODS ENDED AUGUST 31, 2008 AND FOR THE
PERIOD JUNE 7, 2007 TO AUGUST 31, 2007
(UNAUDITED)

			June 7, 2007	June 7, 2007
			(Date of	(Date of Inception
			Inception	of Development
			of Development	Stage)
	Nine Months	Three Months	Stage)	to
	Ended	Ended	to
	August 31, 2008	August 31, 2008	August 31, 2007	August 31, 2008

Revenue	$ -	$ -	$ -	$ -

Expenses:
Administrative Expenses	4,799	90	-	5,036

Operating Loss	(4,799)	(90)	-	(5,036)
Net loss for the period	$(4,799)	$ (90)	$ -	$ (5,036)

Loss Per Share -
Basic and Diluted	$ -	$ -

Weighted average
number of shares
Outstanding	3,050,000	3,050,000	3,050,000

These accompanying notes are an integral part of these financial statements.

-F2-

QUADRA PROJECTS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED AUGUST 31, 2008
AND FOR THE PERIOD JUNE 7 TO AUGUST 31, 2007
(UNAUDITED)

		June 7, 2007	June 7, 2007
		(Date of Inception of	(Date of Inception of
		Development Stage)	Development Stage)
	2008	To August 31, 2007	To August 31, 2008
CASH FLOWS FROM OPERATIONS:
Net loss	$ (4,799)	$ -	$(5,036)
Reconciliation of net loss to cash flows from operating activities:
Amortization of organization expense	270	-	420

Net Cash Consumed by Operating Activities	(4,529)	-	(4,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of sales of common stock	-	-	10,000

Net Cash Provided by Financing Activities	-	-	10,000

Net increase (decrease) in cash	(4,529)	-	5,384

Cash balance, beginning of period	9,913	-	-
Cash balance, end of period	$ 5,384	$ -	$ 5,384

These accompanying notes are an integral part of these financial statements.

-F3-

QUADRA PROJECTS INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS AUGUST 31, 2008

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Quadra Projects Inc. (“the Company”) as of August 31, 2008 and for the three and nine month periods ended August 31, 2008, and the period June 7, 2007 (date of inception) to August 31, 2007,have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the nine month period ended August 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2008.

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

3. CONTINGENCY The Company does not carry insurance.

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

Results of Operations Nine month period ended May 31, 2008.

Revenues

We did not generate any revenues for the three and nine month periods ended August 31, 2008. To date we have not signed any further distribution agreements nor have we generated sales from BLL.

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

Expenses

Expenses for the nine months ended August 31, 2008, consisted of $24 in bank charges, $4,397 paid for audit and legal fees, and $270 in amortization of our organization expense which is being amortized over 5 years. The remaining $ 108 consisted of office expenses.

For the three month periods ended August 31, 2008, we incurred $ 90 in amortization of our organization expense.

Our expenses are expected to vary and we cannot determine trends in our expenditures given our lack of operating history.

Liquidity and Capital Resources

As of August 31, 2008, we had a working capital of $ 5,384. Over the next 12 months, we will require approximately $ 6,000 to sustain our working capital needs as follows:

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

        (B)  Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 3rd fiscal quarter ended August 31, 2008 the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

Date: September 24, 2008

/s/ Yuh Hsin Liu
By:
Yuh Hsin Liu
                                                      President, CEO, CAO, Secretary and Director