Form 10-K
period 2008-11-30
Quadra Projects Inc.
filed 2009-03-04
CIK 1423586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2008

☐      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number: 000-53156

QUADRA PROJECTS INC. (Name of small business issuer in its charter)

Nevada		45-0588917
(State or other jurisdiction of incorporation or		(IRS Employer Identification No.)
organization)

#200-245 East Liberty Street, Reno, Nevada,		89169
89501, USA
(Address of principal executive offices)		(Zip Code)

Issuer's telephone Number	1-888-597-8899
Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value Common		OTCBB
(Title of class)		(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated	Smaller reporting
		filer ☐	company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes        ☐ No

·	State issuer's revenue for its most recent fiscal year: $ Nil for the fiscal year ended November 30, 2008.

·	The aggregate market value of held by non-affiliates and affiliates as November 30, 2008 cannot be determined as there has been no trades of our common stock as of to date.

·	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 15,250,000 shares of common stock outstanding as of March 4, 2009. Please refer to Description of Securities under Part II, Item 5.

·	Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

PART I

Note regarding forward-looking statements

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

As used in this current report, the terms “we”, “us”, “our” and the “Company” refer to Quadra Project Inc.

Quadra Projects Inc. undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10K. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1.                DESCRIPTION OF BUSINESS

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

The Company was incorporated in the State of Nevada on June 7, 2007, for the purpose of distributing the Pen in the Region.

On June 30, 2007, we issued 9,000,000 shares for incorporation and related costs valued at $ 1,800. Prior to this share issuance, we had no business activities, assets, liabilities, or equity.

On November 30, 2007, we entered into a distribution agreement with United, with its corporate office in Taiwan, pursuant to which we were granted the distribution rights to distribute the Pen to general public users and also acupuncturists. The agreement entitles us to market and sell the Pen on an exclusive basis in Asia (with the exception of China), Middle East and the Caribbean for a term of 10 years with automatic successive renewals of five-year periods.

There are no terms which determine whether the distribution agreement will or will not be renewed; however; the distribution agreement may be terminated if at any time either party commits a material breach of this Agreement and fails to correct such default within 90 days from mailing of a notice to do so by the other party, or both parties consent in writing to have the agreement terminated. Please refer to Exhibit 10.2.

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

For the period June 7, 2007 (commencement of operations) to the year ended November 30, 2007, we did not generate any revenues.

The market in which we operate Principal Products, Services and Their Markets

We are the distributor of the Pen which is a non invasive instruments use in lieu of traditional acupuncture needles. We obtained the license and ancillary rights to the patent held in China for the Pen from our master distributor, United.

This Pen was developed by Shenzhen Mechatronic Technologies Co. which is located in Shenzhen in the People’s Republic of China.

Acupuncture is a very popular treatment for all forms of ailments in China and there is a growing demand in China and in North America in such treatments for aiding in the rehabilitation process of many long-term illnesses such as victims of strokes and other causes of limitations of motor skills among ailing and recovering patients.

Use of the “Pen”

The Pen is designed to compliment and enhance the practice of traditional Chinese acupuncture. Its ease of use is supported by simple instructions allowing patients to use this alternative treatment without the risk of any side effects. The Pens may be used in institutions, or at home, following the prescribed guidelines, for equally effective results. The pen assembly consists of the operating mechanism inside the body of the pen, which is made from piezoelectric ceramics, which produces the electrical pulse through an electrical circuit. The Acupuncture Pen is currently in use at one of the larger hospitals in Beijing.

The unit does not require an external source of power. Use of the Pen is considered an extension of the centuries old Asian practice of acupuncture which uses needles to penetrate skin surfaces in order to stimulate nerves and muscles in the human body. This proven healing therapy has survived in spite of significant advances in medical technology. Acupuncture is still a widely accepted practice in many developed countries. The importance of the Pen will be its ease of use and availability. Simply place the point of the pen in the affected area and press the button on the top of the pen and an electrical pulse is sent through the skin. Research has shown that the immune system will respond favorably when stimulated by the bioelectricity produced by the Pen. This stimulation of the immune system could serve to promote strong defenses against viruses and/or other germs which are constant threats to our health and wellbeing.

Success with any program will largely depend on how effectively the program is communicated to the target market. In addition, other important factors are:

  Cost;
  Length of time it will take to complete the program;
  Degree of difficulty to complete the program and;
  Expected results vs. actual results.

Cost

The suggested retail price of the Pen is $20. Typically an average acupuncture treatment can vary from $ 50 per session to $ 100 per session. Depending on the ailment, acupuncture treatments should be performed in numerous sessions before the desired result is achieved. The general public market may view the self treatment of the Pen to be of a more economical method of treatment.

Length of time

The length of time required to achieve desired results depends on the ailment treated and the severity.

Degree of difficulty

The Pen is easy to use and with diagrams which depict clearly which points of the body to treat, the degree of difficulty is considered to be low.

Results

The amount of treatments required before results achieved depends largely on the ailment and the severity.

Research and Development

Research and development of acupuncture treatments over the years has determined that such treatments are an effective, safe form of alternative treatments. Today it is a type of treatment which is commonly offered in most extended health care benefit plans as with other treatments such as massage therapy.

Research and Development efforts on part of the developer have shown that the use of the Pen is equally effective in acupuncture treatment compared to using traditional needles.

Target Markets Our target markets are as follows:

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

Distribution Methods and Installation

Distribution

Our methods of distribution consist of third party couriers for delivery of the Pen worldwide. We may engage the services of transportation brokers for large quantities of inventory, should the need arise.

New Products

We are not developing nor do we intend to distribute any other products in the foreseeable future.

Competition

The alternative health products market is very competitive and highly fragmented, with no clear dominant leader and increasing public and commercial attention.

Our competitors can be divided into several groups including:

·	the online retail initiatives of several traditional vitamins, supplements, minerals and alternative health products retailers;

·	online retailers of pharmaceutical and other health-related product that also carry vitamins, supplements, minerals and alternative health products;

·	independent online retailers specializing in vitamins, supplements, minerals and alternative health products;

·	mail-order and catalog retailers of vitamins, supplements, minerals and alternative health products, some of which have already developed online retail outlets; and

·	direct sales organizations, retail drugstore chains, health food store merchants, mass-market retail chains and various manufactures of alternative health products.

Many of our potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. In addition, an online retailer may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies as use of the internet and other electronic services increases. Competitors have and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than we do. Increased competition may result in reduced operating margins and loss of market share.

We believe that the principal competitive factors in our market are:

·	ability to attract and retain customers;

·	breadth of product selection;

·	product pricing;

·	ability to customize products and labeling; and

·	quality and responsiveness of customer service.

We believe that we can compete favorably on these factors, with the exception of product selection. However, we will have no control over how successful our competitors are in addressing these factors. In addition, with little difficulty, our competitors can duplicate many of the products or services we offer.

We believe that traditional retailers of vitamins, supplements, minerals and other alternative health products face several challenges in succeeding:

·	Lack of convenience and personalized service. Traditional retailers have limited store hours and locations. Traditional retailers are also unable to provide consumers with product advice tailored to their particular situation.

·	Limited product assortment. The capital and real estate intensive nature of store-based retailers limit the product selection that can be economically offered in each store location.

·	Lack of customer loyalty. Although the larger traditional retailers often attract customers, many of these customers are only one-time users. People are often attracted to the name brands, but find the products too expensive. It is understood that these are quality products and have value, but the multilevel structure of marketing often employed by large retailers mandate higher prices.

As a result of the foregoing limitations, we believe there is significant unmet demand for an alternative shopping channel that can provide consumers with our type of product and a convenient and private shopping experience.

Availability of Raw Materials

Inventory

As of November 30, 2007, we had in stock 12 Pens as part of the sample inventory we obtained from United to test the marketability of the Pen.

United is an importer/exporter of various health food products and supplies from China into North America. To date, we are the only appointed distributor of the Pen. United does not manufacture any products. As of March 17, 2008, United has approximately 100,000 Pens on hand available for shipping. United has advised that they will adjust their levels of inventory accordingly to meet the increased demand. United is able to obtain its supply of Pens within 5 working days and will keep at a minimum, 10,000 Pens on hand at any time. We believe that this amount is sufficient in meeting our needs at this time. However once our sales have increased, we will make arrangements with United to ensure that their minimum inventory be increased accordingly.

We will not store any Pens with the exception of the sample we received from United. We will only order the Pens from United upon placement of an order by a sub distributor.

The minimum quantity of orders that must be placed by BLL is 20,000 Pens by December 31, 2008 and 100,000 Pens by December 31, 2009.

As of to date, BLL has not placed any orders and we have agreed to extend the minimum quantity order date to June 30, 2009.

We cannot estimate at this time the frequency of our placement of orders as we have not established trends or possible seasonal aspects which may affect our sub distributor’s business and the resultant increase or lag in number of orders placed with us.

Orders and Payment

Orders with United will be placed through emailing the purchase order form. The 30 day delivery is counted from the date of receipt of the email.

Payment is due on the delivery date by wire transfer, credit card, bank draft, or money order.

We have extended the same terms to our sub distributor.

Delivery

Pursuant to the terms of the Distribution Agreement, we must allow 30 days for delivery of inventory from United. We are responsible for shipping costs, unless an order is delivered more than 60 days after placing an order, in which case United will be liable for delivery costs.

Orders will be sent by courier and to date there have been no significant delays in deliver. The likelihood of delays caused by the courier company is low as all deliveries are tracked and accounted for at each delivery point in transit to the final destination.

In the event that there are delays longer than 30 days from the expected receipt date, we will halt sales until we have received the Pens. In this event, United will be responsible for delivery costs in this situation.

Sub distributors are responsible for making arrangements for picking up their orders from our office in Nevada.

Storage

The Pen should be stored at room temperature, avoiding direct exposure to sunlight. Extremes temperature should be avoided as this could compromise the efficacy of the product. The Pen is packaged in a plastic cover and sealed with foil.

Our inventory is stored at our Taiwan office under the proper conditions as specified above.

Returns and Refunds

United does not offer refund of product under any circumstances including excess inventory carried at any time. We also do not offer refunds to our sub distributors under any circumstances. United will replace inventory damaged in transit at its discretion and will replace all Pens with defective packaging. We will extend the same return policy on all our sales.

Patents, Trademarks and Labor Contracts

Patents

We do not carry a patent for the Pen. The Pen is patented in China by the inventor with a life of 10 years. There are no other patents held in any other country. Our agreement with United does not grant us a license to the patent rights in China. We may request United to patent the Pen in other countries in the Region however we will be responsible for patent application costs and related legal fees.

Trademarks

We do not have any trademarks on our trade name or logo.

Labor Contracts

We do not have any labor contracts as we do not have any employees other than our officers and directors.

Government Regulation

To the best of management’s knowledge, there are no regulations in the Region affecting the processing, formulation, manufacturing, packaging, labeling, advertising and distribution of Pen or subject to regulation by any federal agencies.

We cannot determine what effect additional domestic or international governmental legislation, regulations or administrative orders, when and if promulgated, would have on our business in the future. New legislation or regulations may require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation, impose additional record keeping or require expanded documentation of the properties of certain products, expanded or different labeling, or scientific substantiation.

There are various laws enacted in the Region which govern the professional conduct of acupuncture practitioners using single use pre sterilized disposable solid needles. However the use of the Pen does not involve puncturing the surface of the skin and therefore we are not subject to the various codes of safe practices and procedures.

Regulation of the Internet

In general, existing laws and regulations apply to transactions and other activity on the internet; however, the precise applicability of these laws and regulations to the internet is sometimes uncertain. The vast majority of such laws were adopted prior to the advent of the internet and, as a result, do not contemplate or address the unique issues of the internet or electronic commerce. Nevertheless, numerous federal and state government agencies have already demonstrated significant activity in promoting consumer protection and enforcing other regulatory and disclosure statutes on the internet. Additionally, due to the increasing use of the internet as a medium for commerce and communication, it is possible that new laws and regulations may be enacted with respect to the internet and electronic commerce covering issues such as user privacy, freedom of expression, advertising, pricing, content and quality of products and services, taxation, intellectual property rights and information security. The adoption of such laws or regulations and the applicability of existing laws and regulations to the internet may impair the growth of internet use and result in a decline in our sales.

A number of legislative proposals have been made by foreign governments, that would impose additional taxes on the sale of goods and services over the internet, and certain states have taken measures to tax internet-related activities. Such legislation or other attempts at regulating commerce over the internet may substantially impair the growth of commerce on the internet and, as a result, adversely affect our opportunity to derive financial benefit from such activities.

Research and Development

We do not plan on engaging in any research and development costs as any efforts in this area will be initiated by United. United has not engaged in any research and development efforts during the past year.

Compliance with Environment Laws

To our knowledge, we are not subject to any environmental laws which require concern among management. We are not in violation of any environmental laws as our operations do not have an effect on the environment.

Employees (See also “Description of Property” below)

Principal Business Office & Administrative Branch Office

Our principal business office is located at the 14th floor, No. 68 Yucheng Road, Sanmin District, Kaohsiung City, 807, Taiwan. Our administrative office for North American investor relations and U.S. regulatory reporting is located at Suite 200, 245 East Liberty Street, Reno, Nevada, 89501.

ITEM 1A.                RISK FACTORS

Any of the following risks could materially adversely affect our business, financial condition, or operating results.

All parties and individuals reviewing this Form 10K and considering us as an investment should be aware of the financial risk involved. When deciding whether to invest or not, careful review of the risk factors set forth herein and consideration of forward-looking statements contained in this registration statement should be adhered to. Prospective investors should be aware of the difficulties encountered as we face all the risks including competition, and the need for additional working capital. The likelihood of our success must be considered in light of the problems and expenses that are frequently encountered in connection with operations in the competitive environment in which we will be operating.

***You should read the following risk factors carefully before purchasing our common stock. *** RISKS RELATING TO OUR BUSINESS

We have a limited operating history upon which an evaluation of our prospects can be made. For that reason, it would be difficult for a potential investor to judge our prospects for success.

We were organized and commenced operations in June 2007. We have had limited operations since our inception from which to evaluate our business and prospects. There can be no assurance that our future proposed operations will be implemented successfully or that we will continue to generate profits. If we are unable to sustain our operations, you may lose your entire investment. We face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs. As a new business, we may encounter delays and other problems in connection with the methods of product distribution that we implement. We also face the risk that we will not be able to effectively implement our business plan. In evaluating our business and prospects, these difficulties should be considered. If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

We are competing against well established sellers of alternative treatment supplies in a unique manner.

Traditional acupuncture treatments are performed by ethnic Chinese practitioners using traditional needles in their treatments. As the Pen is a relatively new product, entry into this market can be difficult. We cannot be sure that we will be able to significantly capture market share from traditional practitioners or that the use of the Pen will be acceptable to consumers.

We may not be able to compete effectively against our competitors, which could force us to curtail or cease business operations.

Many of our competitors have significantly greater name recognition, financial resources and larger distribution channels. In addition, our industry is characterized by low barriers to entity, which means we may face more competitors in the future. If we are not able to compete effectively against our competitors, we will be forced to curtail or cease our business operations. Our market share in the herbal medicine and alternative treatment industry is very small at this time.

There are no conclusive studies regarding the medical benefits using the Pen

Although we believe our product to be safe when administered by a certified acupuncturist, there is little research which indicates that the use of the Pen is equally as effective as the use of traditional needles for acupuncture treatments. In addition, we are highly dependent upon consumers' perception of the safety and quality of our product as well as similar products distributed by other companies, we could be adversely affected in the event our product or any similar products distributed by other companies should prove or be asserted to be harmful to consumers. In addition, because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers' failure to administer our product by a certified acupuncturist as we suggest or other misuse or abuse of our product or any similar products distributed by other companies could force us to curtail or cease operations.

We may face product liability for the product we sell.

We may become liable for any damage caused by our products when used in the manner intended. Any such claim of liability, whether meritorious or not, could be time-consuming and result in costly litigation. Our insurance may not cover potential claims of the types described above or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could harm our business.

Our product is subject to obsolescence, which could reduce our sales significantly

The introduction by us or our competitors of new acupuncture treatments by use of alternative methods offering increased functionality or enhanced results may render our existing product obsolete and unmarketable. Therefore, our ability to successfully introduce new products into the market on a timely basis and achieve acceptable levels of sales has and will continue to be a significant factor in our ability to grow and remain competitive and profitable. Although we seek to introduce additional products, the success of new products is subject to a number of conditions, including customer acceptance. There can be no assurance that our efforts to develop innovative new products will be successful or that customers will accept new products.

Adverse publicity with respect to alternative acupuncture methods and related products may force us to curtail or cease our business operations

In the future, scientific research and/or publicity may not be favorable to our product market, or may be inconsistent with any earlier favorable research or publicity. Future reports of research that are unfavorable to herbal medicine products could force us to curtail or cease our business operations. Because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of our products or any similar products distributed by other companies could have a material adverse effect on our operations. Such adverse publicity could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products as directed. In addition, we may not be able to counter the effects of negative publicity concerning the efficacy of our products. Any such occurrence could have a negative effect on our operations and force us to curtail or cease our business operations.

We have no manufacturing capabilities and we are dependent upon United appointed manufacturers to manufacture our products.

We have no manufacturing facilities and have no present intention to manufacture our product. We are dependent upon our relationship with United and its appointed manufacturer, a non-related party, to manufacture and supply our products. Pursuant to the agreement with United, we are not required to purchase any set amounts of its manufactured products. Competitors who do own their own manufacturing may have an advantage over us with respect to pricing, availability of product and in other areas through their control of the manufacturing process. As a result, our ability to deliver our products to our users may be adversely affected by the failure of this third party to reliably provide our products.

Because we have no proprietary rights, others can provide products substantially equivalent to ours.

We hold no patents or trademarks. We believe that most of the technology used by us in the design and implementation of our product may be known and available to others. Consequently, others may be able to formulate products equivalent to ours. We rely on confidentiality agreements and trade secret laws to protect our confidential information. In addition, we restrict access to confidential information on a "need to know" basis. However, there can be no assurance that we will be able to maintain the confidentiality of our proprietary information.

We are dependent on the services of our President and the loss of his services could have a material adverse effect on our ability to carry on business.

We are substantially dependent upon the efforts and skills of our President, Mr. Yuh Hsin Liu. We do not have employment contracts with Mr. Liu and thus he has no obligation to fulfill his capacities as executive officer for any specified period of time. The loss of the services of Mr. Liu will have a material effect on our business.

Our shareholders may not be able to enforce U.S. civil liabilities claims.

Our assets are located outside the United States and our current operations are conducted in Taiwan. All of our shareholders are located outside the United States. As a result, it may be difficult to effect service of process within the United States upon this person. In addition, a shareholder should not assume that the courts in any other country (i) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States, or (ii) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or other laws of the United States.

If we do not receive shareholder loans we may be unable to continue meeting our minimum funding requirements.

As of November 30, 2008 had a deficit in working capital of $616. We will require shareholder loans to meet our working capital needs; however, we have no formalized agreements with shareholders guaranteeing that certain amounts of funds will be available to us. We may exhaust this source of funding at any time, which would cause us to cease operations.

RISKS RELATING TO OUR COMMON STOCK

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the “Securities Exchange Act”) impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Our stock is substantially controlled by one shareholder for the foreseeable future and as a result, that shareholder will be able to control our overall direction.

Our President owns 59% of our outstanding shares. As a result, he will be able to control the outcome of all matters requiring stockholder approval and will be able to elect all of our directors. Such control, which may have the effect of delaying, deferring or preventing a change of control, is likely to continue for the foreseeable future and significantly diminishes control and influence which future stockholders may have in the Company. See "Principal Stockholders."

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None

ITEM 2.                  PROPERTIES

Principal Business Office

Our principal business office is located at the 14th floor, No. 68 Yucheng Road, Sanmin District, Kaohsiung City, 807, Taiwan. Our administrative office for North American investor relations and U.S. regulatory reporting is located at Suite 200, 245 East Liberty Street, Reno, Nevada, 89501.

The Taiwan office is approximately 150 square feet on a month to month basis at a rate of $ 300 per month.

There are currently no proposed programs for the renovation, improvement or development of the facilities that we currently use. We believe that this arrangement is suitable given the nature of our current operations, and believe that we will not need to lease additional administrative offices in the immediate future.

ITEM 3.                   LEGAL PROCEEDINGS

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following individuals were elected unanimously to the Board of Directors to serve until the next Annual Meeting of Stockholders:

Name	Age	Position	Period Serving	Term (1)
Yuh Hsin Liu	61	President, CEO, CAO,	June 7, 2008 – June 6,	1 year
		CFO, Director, Secretary	2009

(1)	Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed.

Effective February 16, 2009, Mr. Yuh Hsin Liu resigned as President CEO, CFO, Secretary, Treasurer and Director as a result of personal reasons.

Effective on February 16, 2009, Mr. Claude Diedrick was appointed President, CEO, CFO, Treasurer and Director. Mr. Serge Borys was appointed Secretary.

We approved the appointment of Robert G. Jeffrey as our independent accountants for the fiscal year ended November 30, 2008.

PART II

ITEM 5.                  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY No Trading Activity for Common Stock

We are listed on the OTC Bulletin Board however there has been no trades of our common stock as of to date.

Stockholders of Our Common Shares

As of November 30, 2008, we had 15,250,000 commons shares outstanding.

Rule 144 Shares

Under Rule 144 as currently in effect, a person who has beneficially owned shares of a company’s common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the company’s common stock then outstanding which, in our case, will equal 30,500 shares as of the date of this 10K; or

2.	the average weekly trading volume of the company’s common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company’s affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

Stock Option Grants

There are no outstanding options or warrants to purchase, or securities convertible into shares or equity compensation plans. Our issued and outstanding shares could be sold at the appropriate time pursuant to Rule 144 of the Securities Act.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company did not have an equity compensation plan in place as of November 30, 2008.

DIVIDEND POLICY

We have not declared or paid any cash dividends on its common stock or other securities and does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Recent Sales of Unregistered Securities There have been no recent sales. DESCRIPTION OF SECURITIES

Pursuant to our articles of incorporation, the total authorized capital is 375,000,000 shares of common stock with a par value of $0.001 per share, of which 15,250,000 shares are issued to 30 shareholders as of November 30, 2008. The authorized capital and shares outstanding reflect the stock split (5 to 1) initiated on February 17, 2009.

All of our authorized shares are of the same class and, once issued, rank equally as to dividends, voting powers, and participation in assets. Holders of shares are entitled to one vote for each share held of record on all matters to be acted upon by the shareholders. Holders of shares are entitled to receive such dividends as may be declared from time to time by the Board of Directors, in its discretion, out of funds legally available. However, our present intention is not to pay any cash dividends to holders of shares but to reinvest earnings, if any. In the event of our liquidation, dissolution or winding up the holders of shares are entitled to share pro-rata in all assets remaining after payment of liabilities.

Our shares have no pre-emptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the shares.

Our articles and by-laws do not contain any provisions that would delay, defer or prevent our change in control.

Dividend Policy:

We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Should we declare a dividend in the future, such dividend will be paid to shareholders on a pro rata basis in accordance with their shareholdings at such time.

Share Purchase Warrants:

We have not issued and do not have outstanding any warrants to purchase our shares

Options:

We have not issued and do not have outstanding any options to purchase our shares.

Changes in Control:

Our common and preferred shares have no pre-emptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the shares.

Our articles and by-laws do not contain any provisions that would delay, defer or prevent our change in control.

Item 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data with respect to fiscal years 2007 and 2008 have been derived from the Company’s audited Financial Statements. The information should be read in conjunction with the Financial Statements and Notes thereto that appear elsewhere in this Annual Report on Form 10 K and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2007	2008
Consolidated Statements of
Income Information:
Revenue	$-	$-
Operating expenses:
Selling & administrative
expenses	(237)	(10,889)
Operating income (loss)	(237)	(10,889)
Other income (expense)	-	-
Net Income (loss)	$(237)	$(10,889)
Per share information—diluted:
Net income per share	$-	$-
Diluted weighted average
number of shares	4,791,665	15,250,000
Balance Sheet Information (as of
end of fiscal year):
Cash and cash equivalents	$9,913	$5,384
Working capital	9,913	(616)
Total assets	11,563	6,674
Total non-current liabilities
Stockholders’ equity	11,563	674

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our next Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The application of GAAP involves the exercise of varying degrees of judgment. The resulting accounting estimates will not always precisely equal the related actual results. Management considers an accounting estimate to be critical if:

  assumptions are required to be made; and
  changes in estimates could have a material effect on our financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances from November 30, 2007 to November 30, 2008.

Revenues

We did not generate any revenues during the fiscal years ended 2008 and 2007. To date we have not signed any further distribution agreements nor have we generated sales from BLL.

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

Expenses

Expenses totaling $ 10,889 for fiscal year ended 2008, consists of $10,397 paid for professional fees of which $ 10,000 was incurred for audit and related accounting fees and the remainder relating to legal fees, and $ 360 in amortization of our organization expense which is being amortized over 5 years. The remaining balance consists of office and bank charge expenses.

Expenses totaling $ 237 for the fiscal year ended 2007 consist of $150 in amortization expense and $ 87 in bank charges.

Our expenses are expected to vary and we cannot determine trends in our expenditures given our lack of operating history.

Current trends in the industry

To the best of management’s knowledge, there are many comparable products to the Pen, targeted at the same target market. The market is highly competitive. As we have commenced operations in June 2007 and have not generated any sales to date, at this time it is difficult to assess trends in the industry which may affect the results of our operations at this time due to the lack of operating history and experience in the industry.

Liquidity and Capital Resources Working Capital Needs:

As of November 30, 2008, we had a negative working capital of $ 616. Over the next 12 months, we will require approximately $ 15,000 to sustain our working capital needs as follows:

Legal and Accounting	10,000
Miscellaneous administrative and office expenses	5,000
Total	$ 15,000

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

On January 5, 2009, we entered into a Finder’s Fee Agreement with Magnum Group International (“MGI”), where MGI will refer investors or joint venture participants to us for a fee determined to be the greatest of 10% of the financial interest or $ 150,000. As of to date, we have not finalized any investment contracts. Please refer to Exhibit 10.4.

Cash Flows Operating Activities:

Net cash consumed by operating activities were $ 4,529 in 2008 and $ 87 in 2007. We commenced operations on June 7, 2007 and therefore did not operate during the full fiscal year in 2007.

Investing and Financing Activities:

For the fiscal year ended 2008, we had no investing or financing activities. During the fiscal year ended 2007, 29 of our shareholders paid $ 10,000 for the purchase of 6,250,000 common shares or $0.0016 per share.

Material Commitments

We do not have any material commitments for capital expenditures.

Seasonal Aspects

Management is not currently aware of any seasonal aspects which would affect the results of our operations during any particular time of year.

Off Balance Sheet Arrangements We have no off balance sheet arrangements.

Item 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk, foreign currency exchange rate risk, security market risk, commodity price risk, and other relevant market rate or price risks. We do not have any significant risks related to equity investments, security markets or derivative financial instruments as we do not have equity investments in privately held companies, security markets or derivative financial instruments. Nor do we have any significant interest rate risk, as we do not have bank loans, and its promissory notes and loans to related parties have fixed interest rates. We are exposed to foreign currency exchange rate risk, commodity price risk and credit risk.

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Quadra Projects Inc.

We have audited the accompanying balance sheets of Quadra Projects Inc. as of November 30, 2008 and 2007, and the related statements of Income, changes in stockholders’ equity, and cash flows for year ended November 30, 2008, the period June 7, 2007 to November 30, 2008, and for the period from June 7, 2007 (date of inception of development stage) to November 30, 2008. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Quadra Projects Inc. as of November 30, 2008 and November 30, 2007, and the results of its operations and cash flows for the periods ended November 30, 2008 and November 30, 2007 and the period from June 7, 2007 (date of inception of development stage) to November 30, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, at November 30, 2008, the Company had an accumulated deficit of $11.1 thousand and has a history of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/s/ Robert G. Jeffrey, Certified Public Accountants

February 27, 2009

-F1-

QUADRA PROJECTS INC.
(A Development Stage Company)
BALANCE SHEETS

November 30,		November 30,
	2008	2007
ASSETS

Current Assets:
Cash	$ 5,384	$ 9,913

Total current assets	5,384	9,913

Other Asset:
Organization expense	1,290	1,650

Total Assets	$ 6,674	$ 11,563

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accrued expenses	6,000	-
Total liabilities	6,000	-

Shareholders’ Equity:
Common stock – authorized, 375,000,000 shares of $.001 par
value; issued and outstanding, 15,250,000 shares	15,250	15,250
Deficit of par value	(3,450)	(3,450)
Accumulated deficit	(11,126)	(237)
Total shareholders’ equity	674	11,563

Total Liabilities and Shareholders’ Equity	$ 6,674	$ 11,563

These accompanying notes are an integral part of these financial statements.
-F2-

QUADRA PROJECTS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
ACCUMULATED DURING DEVELOPMENT STAGE

			June 7, 2007 (Date
			of Inception of
	Year Ended	Period June 7, 2007	Development Stage)
		To	To
	November 30,2008	November 30, 2007	November 30, 2008

Revenue	$ -	$ -	$ -

Expenses:
Selling and Administrative Expenses	10,889	237	11,126
Net loss	(10,889)	(237)	(11,126)

Income Per Share -
Basic and Diluted	$ -	$ -	$ -

Weighted average number of shares	15,250,000	4,791,665	15,250,000
outstanding

Included within expenses are the following:
Professional Fees	$10,397	$ -	$10,397
Amortization	360	150	540
Other	132	87	219
	$10,889	$237	$11,126

These accompanying notes are an integral part of these financial statements.

-F3-

QUADRA PROJECTS INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007

				Deficit
				Accumulated
			Capital in	During
	Common Stock		Excess of Par	Development
	Shares	Amount	Value	Stage	Total

Balance June 7, 2007	-	$ -	$ -	$ -	$ -

Shares issued for cash	6,250,000	6,250	3,750	-	10,000

Shares issued for services	9,000,000	9,000	(7,200)	-	1,800

Net loss for period				(237)	(237)
Balance November 30, 2007	15,250,000	15,250	(3,450)	(237)	11,563

Net loss for period				(10,889)	(10,889)
Balance November 30, 2008	15,250,000	$15,250	$ (3,450)	$(11,126)	$ 674

These accompanying notes are an integral part of these financial statements.

-F4-

QUADRA PROJECTS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			June 7, 2007
		Period	(Date of
		June 7,	Inception of
	Year	2007	Development
	Ended	To	Stage) To
	November	November	November
	30, 2008	30, 2008	30, 2008
CASH FLOWS FROM OPERATIONS:
Net loss	$ (10,889)	$ (237)	$ (11,126)
Adjustments required to reconcile net loss to net cash
consumed by operations:

Charges not requiring outlay of cash:
Amortization of organization expense	360	150	510
Changes in assets and liabilities:
Increase in accrued expenses	6,000	-	6,000

Net Cash Consumed by Operating Activities	(4,529)	(87)	(4,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	10,000	10,000
Net Cash Provided by Financing Activities	-	10,000	10,000

Net decrease (increase) in cash	(4,529)	-	5,384

Cash balance, beginning of period	9,913	-	-

Cash balance, end of period	$ 5,384	$ 9,913	$ 5,384

These accompanying notes are an integral part of these financial statements.

-F5-

QUADRA PROJECTS INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS NOVEMBER 30, 2008

1. ORGANIZATION AND BUSINESS Organization of Company

The Company was incorporated in the State of Nevada on June 7, 2007 for the purpose of distributing health supplement services worldwide. The Company is a development stage company.

On November 30, 2007, the Company executed an agreement giving the Company an exclusive right to market an electronic acupuncture pen. The territory governed by the agreement is the countries of Asia (with the exception of China), the Middle East and the Caribbean. The Pen is an innovative product which greatly enhances the functions of traditional Chinese acupuncture. The product is manufactured in Shenzhen, China. The Company plans to market this product by appointment of regional distributors.

2.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash.

Recognition Of Revenue

Revenue is recognized when product is delivered to customers. In determining recognition, the following criteria are considered: persuasive evidence exists that there is an arrangement between buyer and seller; delivery has occurred; the sales price is fixed or determinable; and collectibility is reasonably assured.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instrument, cash, approximates its value at November 30, 2008.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes”, which requires the use of the “liability method”. Accordingly, deferred tax liabilities and assets are determined based on differences between the financial statement and tax bases of assets and liabilities, and of net operating loss carry forwards, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the income that is currently taxable.

-F6-

QUADRA PROJECTS, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS NOVEMBER 30, 2008

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimated.

Advertising Costs

The Company will expense advertising costs when the advertisement occurs. The Company did not incur any advertising costs during either of the periods presented.

Net Income per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net income per common share are computed by dividing the net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying financial statements.

Impairment

The Company periodically evaluates its long-lived assets to determine that the carrying amounts are recoverable.

Segment Reporting

Management will treat the operations of the Company as one segment.

Research and Development

Research costs are expenses as incurred. Development costs are also expensed unless, in the Company’s view, they meet specific criteria related to technical, market and financial feasibility, in which case they are deferred and amortized. Amortization is calculated on a straight-line basis over the expected life of the related products. As at year end, the Company had not incurred any research costs which would be required to be amortized.

-F7-

QUADRA PROJECTS, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS NOVEMBER 30, 2008

3. DEVELOPMENT STAGE

The Company is a development stage company, as defined in Statement of Financial Accounting Standards (SFAS) No.7. Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses. The Company has been in the development stage since June 7, 2007, the date of its inception.

4. RELATED PARTY TRANSACTIONS

On June 30, 2007, the Company president and sales director was awarded 9,000,000 shares of common stock, valued at $1,800 as compensation for the organization and formation of the Company.

The Company conducts its business in the office of a company controlled by a significant shareholder. There has been no charge for this use. If there were a charge, it would be insignificant.

5.                 SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

A total of 9,000,000 shares of common stock, valued at $1,800 were issued in return for services during the period ended November 30, 2007.

6.                 RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect adoption of recently issued accounting pronouncements to have a significant effect on the Company’s results of operations, financial position or cash flows.

-F8-

QUADRA PROJECTS, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS NOVEMBER 30, 2008

7. INCOME TAXES

The Company has experienced net operating losses of $ 11,126 since its inception. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years. The potential benefit has been recognized on the books of the Company, but it has been offset by a valuation allowance. If not used, these NOL’s will expire as follows:

Year Ended	Net Loss
November 30,	Carry Forward
2027	$ 237
2028	10,889

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

Valuation Allowance	$1,669
Balance Recognized	$1,669

The valuation allowance increase by $1,634 during the year.

8. CONTINGENCY The Company does not carry insurance. 9. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced losses and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, are to raise necessary funds through shareholder loans.

10. SUBSEQUENT EVENTS

The accompanying financial statements reflect a 5 for 1 stock split for which the Company filed notice with the Secretary of State of Nevada on February 17, 2009, pursuant to NRS 78.385 and 78.390 of the Nevada Statutes.

-F9-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL STATEMENTS
None.
ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose, except as noted below under “Changes in Internal Controls.”

Changes in Internal Controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on Effectiveness of Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15 under the Exchange Act, as amended. As of November 30, 2008, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management of the Company, including the chief executive officer and the chief financial officer, concluded that the Company’s internal control over financial reporting was effective as of November 30, 2008.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s Report was not subject to attestation by the Company’s public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only Management’s Report in this Annual Report.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that could materially affect these controls during our most recent quarter.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS

The following information sets forth the name of our sole officer and director, his present position, age and biographical information within the last 5 years. Also provided is a brief description of the business experience of our sole director and executive officer and significant employee during the past five years and an indication of directorships held by such director in other companies subject to the reporting requirements of the Securities Exchange Act.

Name	Age	Position	Period Serving	Term (1)
Yuh Hsin Liu	61	President, CEO, CAO,	June 7, 2007 – June 6,	1 year
		CFO, Director, Secretary	2008

(1)	Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed.

Effective February 16, 2009, Mr. Yuh Hsin Liu resigned as President CEO, CFO, Secretary, Treasurer and Director as a result of personal reasons.

Effective on February 16, 2009, Mr. Claude Diedrick was appointed President, CEO, CFO, Treasurer and Director. Mr. Serge Borys was appointed Secretary. As of to date, Mr. Diedrick and Mr. Borys do not hold shares of the Company.

Yuh Hsin Liu was appointed our President, CEO, CAO, CFO and Secretary on June 7, 2007 and was responsible for implementing our investment projects, financial budgets and forecasts, overseeing research and development and human resources and marketing.

Mr. Liu was also responsible for our overall direction and various initiatives as needed from time to time in maintaining our company, and overseeing our marketing and public relations efforts in maintaining current customers and attracting new customers.

Mr. Liu is a graduate of Keelung University in Taiwan with a major in political science in 1978. He also obtained a Bachelors of Business Administration from Simon Fraser University in British Columbia, Canada in 1984.

Claude Diedrick

Mr. Diedrick is currently the Vice President and General Manager of Caribbean Metal Fencing Ltd. (“CMF”), a privately owned Jamaican Corporation, and is responsible for operations in Western Jamaica. Mr. Diedrick’s positions held at CMF for the past 11 years have enabled him to gain extensive experience in sales and marketing in the Caribbean Islands. Mr. Diedrick was instrumental in CMF’s growth in the past 5 years and CMF continues to show encouraging results despite the recent economic downturn.

Mr. Diedrick graduated from St. Georges College in Kinston Jamaica and received formal market training and experience in North America where he resided for 20 years. During his tenure in North America, he was a senior manager at a national pest control company.

Mr. Diedrick will be solely responsible for the Company’s sales and marketing efforts and growth and development in the Caribbean Islands.

Serge Borys

Mr. Borys has over 30 years experience in developing companies having participated in start up technology boutiques to extensive real estate development and import-export businesses. Mr. Borys is currently the CEO, Secretary, and Director of 77 Group Corp, a company having extensive real estate holdings under development in China. He has held such positions since August 2005.

Mr. Borys obtained his Bachelor of Commerce from the University of British Columbia in 1965 and his law degree from the University of Alberta in 1968. Mr. Borys was a member of the Alberta Law Society until 1986 when he retired from active law practice. For the past 5 years, Mr. Borys has been providing consultation services to various public companies on matters relating to corporate governance.

As Secretary, Mr. Borys will be responsible for all matters relating to corporate governance.

Significant Employees:

Our significant employees are our officers and directors, Mr. Diedrick and Mr. Borys who provides significant contribution to our business.

Family Relationships:

As we have only one director and executive officer, there are no arrangements or understandings pursuant to which a director or executive officer was selected to be a director or executive officer.

Involvement in Certain Legal Proceedings:

Our sole director, executive officer and control person has not been involved in any of the following events during the past five years and which is material to an evaluation of the ability or the integrity of our director or executive officer:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

4.	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures

Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Investor Relations

To date, we have not engaged investor relations professionals.

Audit Committee

We do not currently have a standing audit committee. The Company’s Chief Executive Officer is actively researching candidates for membership on the Board of Directors who would be “independent” and who, accordingly, could serve on an audit committee. The board member who is currently performing the equivalent functions of an audit committee is our President, Mr. Liu, who has not been determined to be an “audit committee financial expert.”

Audit Committee Financial Expert

We do not have an audit committee financial expert serving on the audit committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of the its common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. As of the year ended November 30, 2008, our sole officer and director, Mr. Liu owning 59% of our outstanding shares has complied with Section 16(a).

Code of Ethics

We do not have a code of ethics and expect to develop a code of ethics in the next 12 months.

Material Changes to Nominations by Security Holders of Director Candidates

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

DIRECTORS’ COMPENSATION

Our Directors do not receive compensation for serving on the Board of Directors. Directors are reimbursed for any expenses incurred on behalf of the Company.

ITEM 11.               EXECUTIVE COMPENSATION

Our officers and directors were not compensated during the fiscal years ended November 30, 2008 and 2007.

We presently do not have any compensation agreement with our officers and directors.

Stock Option Grants

We have not granted any stock options to our sole executive officer since incorporation.

Consulting Agreements

We do not have any employment or consulting agreement with our sole officer and director and we will not pay such director any amount for acting on the Board of Directors.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended November 30, 2008 and 2007.

LONG TERM COMPENSATION
RESTRICTED
OPTION
					OTHER ANNUAL	STOCKS/PAYOUTS	SARS	LTIP	ALL OTHER
NAME	TITLE	YEAR	SALARY	BONUS	COMPENSATION	AWARDED	($)	COMPENSATION	COMPENSATION
Yuh Hsin	President,	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Liu	CEO,
Director,
Secretary
		2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 1, 2008 certain information regarding the beneficial ownership of our common stock by:

1.	each person who is known by us to be the beneficial owner of more than 5% of the common stock, and
2.	our sole director and executive officer, and

The persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

As of March 4, 2009, 15,250,000 shares with a par value of $0.001 per share were issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	(1) % Class
Officers and Directors:
	Yuh Hsin Liu (2)
	14th Floor, No. 68 Yucheng
Common Stock	Road, Sanmin District,	9,000,000	59%
	Kaohsiung City, 807, Taiwan

Officers and Directors as a		9,000,000	59%
Group

(1)	Based on 15,250,000 shares outstanding as of March 4, 2009.
(2)	Mr. Liu resigned from all positions held on February 16, 2009.

Please refer to Item 10. – Directors and Executive Officers.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 30, 2007, we issued 9,000,000 shares for incorporation and related costs valued at $ 1,800 to our President.

On September 20, 2007, 29 of our shareholders paid $ 10,000 to acquire 6,250,000 of our common shares at $0.0016 per share.

Corporate Governance - Director Independence

The Company anticipates its stock to be quoted on the Over The Counter Bulletin Board, which does not have director independence requirements. Under Item 407(a) of Regulation S-B, the Company has chosen to measure the independence of its directors under the definition of independence used by the American Stock Exchange, which can be found in the AMEX Company Guide, §121(A)(2) (2007). Under such definition, none of the directors of the Company is independent, because the Company’s board of directors cannot affirmatively determine that any of its directors does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the Company’s last two fiscal years:

	2008	2007
Audit fees	$ 4,000	$ 4,000
Audit-related fees	2,800	-
Tax fees	-	625
All other fees	-	-

Total	$ 6,800	$ -

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

Maintaining Principal Accountant’s Independence

The board of directors has considered whether the provision of the services described below are compatible with maintaining the principal accountant’s independence and believes that such services do not compromise that independence.

ITEM 15.	EXHIBITS
Exhibit Number	Description
3.1	Certificate of Incorporation dated June 8, 2007.*
3.2	Articles of Incorporation dated June 8, 2007.*
3.3	Bylaws, effective June 7, 2008.*
10.1	Standard Share Subscription Agreement dated September 20, 2007.*
10.2	Distribution Agreement with United Research Corporation dated September 30, 2007.*
10.3	Sub Distribution Agreement with Body Language of Jamaica dated January 31, 2008.*
10.4	Finders Fee Agreement with Magnum Group International Inc. dated January 5, 2009.
23.1	Consent Letter from Robert Jeffrey, CPA dated February 27, 2009.
(*) Incorporated by reference from Form S-1 that was originally filed with the SEC on March 18, 2008.

SIGNATURES

     In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRA PROJECTS INC.
Date:	March 4, 2009
/s/ Claude Diedrick
By:
Claude Diedrick
President, CEO, CFO, Treasurer, Director

     In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Claude Diedrick	President, CEO, CFO, Treasurer	March 4, 2009
Claude Diedrick	and Director