Form 10-Q
period 2009-02-28
Quadra Projects Inc.
filed 2009-04-14
CIK 1423586

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

As of February 28, 2009, 15,250,000 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐  No ☒

Item 1. FINANCIAL STATEMENTS

QUADRA PROJECTS INC. (A Development Stage Company) FINANCIAL STATEMENTS FEBRUARY 28, 2009

QUADRA PROJECTS INC.
(A Development Stage Company)
BALANCE SHEETS

	February	November 30,
	28,2009	2008
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$ 7,271	$ 5,384
Total current assets	7,271	5,384

Other Asset:
Organization expense	1,200	1,290
Total Assets	$ 8,471	$ 6,674

LIABILITIES AND SHAREHOLDER’S EQUITY

Liabilities:
Accrued expenses	$ 8,000	$ 6,000
Loans payable	6,000	-
Due from shareholder	5,000	____-
Total Liabilities	19,000	6,000

Shareholders’ Equity:
Common stock: authorized 375,000,000 shares of $0.001 par
value; issued and outstanding, 15,250,000 shares	15,250	15,250
Deficit of par value	(3,450)	(3,450)
Accumulated deficit	(22,329)	(11,126)

Total Shareholder’s Equity (Deficiency)	(10,529)	674
Total Liabilities and Shareholders’ Equity	$ 8,471	$ 6,674

These accompanying notes are an integral part of these financial statements.

-F1-

QUADRA PROJECTS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)
June 7, 2007
(Date of Inception
of Development
Stage)
	Three Month	Three Month	to
	Period Ended	Period Ended
	February 28, 2009	February 29, 2008	February 29, 2009

Revenue	$ -	$ -	$ -

Expenses:
Administrative Expenses	11,203	4,114	22,239

Net loss	$ (11,203)	$ (4,114)	$ (22,329)

Loss Per Share -
Basic and Diluted	$ -	$ -	$ -

Weighted average number of shares	15,250.000	15,250,000
outstanding

Included within expenses are the following:

Professional fees	$ 11,105	$ 4,000
Amortization expense	90	90
Other	8	24
	$ 11,203	$ 4,114
	These accompanying notes are an integral part of these financial statements.
-F2-

QUADRA PROJECTS INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)

			June 7, 2007
			(Date of
			Inception of
	Three Month	Three Month	Development
	Period Ended	Period Ended	Stage) To
	February 28,	February 29,	February 28,
	2009	2008	2009

CASH FLOWS FROM OPERATIONS:
Net loss	$ (11,203)	$ (4,114)	$ (22,329)
Reconciliation of net loss to cash flows from operating activities:
Amortization of organization expense	90	90	600
Expenses paid by shareholder advance	6,000		6,000
Changes in assets and liabilities
Accrued expenses	2,000	4,000	8,000

Net Cash Consumed by Operating Activities	(3,113)	(24)	(7,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	5,000		5,000
Proceeds of sales of common stock	-____	____-	10,000

Net Cash Provided by Financing Activities	5,000	____-	15,000

Net increase (decrease) in cash	1,887	(24)	7,271

Cash balance, beginning of period	5,384	9,913	-
Cash balance, end of period	$ 7,271	$9,889	$ 7,271

These accompanying notes are an integral part of these financial statements.

-F3- - 6 -

QUADRA PROJECTS INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS FEBRUAY 28, 2009

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Quadra Projects Inc. (“the Company”) as of February 28, 2009 and for the three month periods ended February 28, 2009 and February 29, 2008 and the period June 7, 2007 (date of inception) to February 29, 2009, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month period ended February 28, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2009.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended November 30, 2008.

2.         SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. There were no non cash investing or financing activities during either of the periods presented.

3. CONTINGENCY The Company does not carry insurance. 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced losses and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, are to raise necessary funds through shareholder loans

-F4-

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On January 31, 2008, the Company entered into an exclusive sub distribution agreement with Body Language Ltd. (“BLL”), a Jamaican company for exclusive distribution in the Caribbean. As of to date, BLL has not fulfilled minimum order quotas and therefore the agreement is now under a non exclusive basis. Please refer to Exhibit 10.3.

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

We are in the process of preparing promotional materials and we expect to launch the marketing of our website within the next 6 months.

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

Results of Operations

Three month periods ended February 28, 2009 and February 29, 2008.

Revenues

We did not generate any revenues for the three periods ended February 28, 2009 and February 29, 2008. To date we have not signed any further distribution agreements nor have we generated sales from BLL.

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

Expenses

Expenses for the three months ended February 28, 2009, consisted of $ 10,000 in consultation expenses incurred for accounting, marketing and promotion fees, $ 330 in legal fees and $ 775 in transfer agent fees. The remaining balance consists of bank charges and amortization of our organization expense which is being amortized over 5 years.

Expenses for the three months ended February 29, 2008, our expense consist of $24 in bank charges, $4,000 accrued for professional fees, and $90 in amortization of our organization expense to be amortized in 5 years. Professional fees consist of fees paid for edgar filing fees and related cost for preparation of periodic reports and other reports as required by the SEC.

Our expenses are expected to vary and we cannot determine trends in our expenditures given our lack of operating history.

Liquidity and Capital Resources

As of February 28, 2009, we had a working capital deficit of $ 11,729. Over the next 12 months, we will require approximately $ 15,000 to sustain our working capital needs as follows:

Payment of accrued expenses and liabilities	$ 10,000
Consulting and legal expenses	5,000
Total	$ 15,000

Our cash flows from financing activities were $ 5,000 for the three month period ended February 28, 2009. We obtained a loan from an affiliate in the amount of $ 5,000 for the purpose of funding our working capital needs. These loans are without stated terms of repayment or interest.

Sources of Capital:

We expect our revenues generated to absorb these costs if we obtain further sub-distributors; however, if additional capital is needed, we will explore financing options such as shareholder loans. Shareholder loans will be without stated terms of repayment or interest. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

        (B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 1st fiscal quarter ended February 28, 2009, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II.
OTHER INFORMATION
Item 1.	Legal Proceedings: None.

Item 1A.	Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in our annual report on Form 10-K for the year ended November 30, 2008 filed simultaneously with this Quarterly Report on Form 10-Q.

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

QUADRA PROJECTS INC.
Date: April 14, 2009
/s/ Claude Diedrick
By:
Claude Diedrick
President, CEO, CAO, Treasurer and Director