Form 10-Q
period 2009-05-31
Quadra Projects Inc.
filed 2009-07-20
CIK 1423586

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to Commission file number 000-53156 ________________

QUADRA PROJECTS INC.

(Exact name of small business issuer as specified in its charter)

________________

NEVADA	45-0588917
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification No.)

6130 Elton Avenue, Las Vegas, NV, 89107 (Address of principal executive offices)

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

As of May 31, 2009, 30,500,000 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐  No ☒

Item 1. FINANCIAL STATEMENTS

     QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31,	November
	2009	30, 2008
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$ 3,279	$ 5,384
Travel advances	7,756	-
Total current assets	11,035	5,384

Other Asset:
Organization expense	1,110	1,290
Total Assets	$ 12,145	$ 6,674

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities:
Accounts payable	$ 150,000	$ -
Accrued expenses	5,100	6,000
Due to shareholder	72,000	-
Due to Affiliate	6,208	-
Total current liabilities	233,308	6,000

Shareholders’ Deficit::
Common stock: authorized 750,000,000 shares of $0.001 par	30,500	30,500
value; issued and outstanding, 30,500,000 shares
Deficit of par value	(18,700)	(18,700)
Common stock subscribed- 5,000,000 shares at $ 0.50 per share	2,500,000
Subscriptions receivable- 5,000,000 shares at $ 0.50 per share	(2,500,000)
Deficit accumulated during development stage	(232,963)	(11,126)
Total Shareholder’s Deficit	(221,163)	674

Total Liabilities and Shareholders’ Equity	$ 12,145	$ 6,674

These accompanying notes are an integral part of these financial statements.
-F1-

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)
					June 7, 2007
					(Date of Inception
	Six Month Period Ended		Three Month Period Ended		of Development
	May 31,		May 31,		Stage)
					to
	2009	2008	2009	2008	May 31, 2009

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
Administrative Expenses	221,837	4,709	210,634	595	232,963

Net loss	$ (221,837)	$ (4,709)	$ (210,634)	$ (595)	$ (232,963)

Loss Per Share -
Basic and Diluted	$ -	$ -	$ -	$ -	$ -

Weighted average number	30,500,000	30,500,000	30,500,000	30,500,000
of shares outstanding

Included within expenses are the following:

	Six month periods ended May 31,
	2009	2008

Finders Fee	$ 150,000	$ -
Consulting and management fees	32,000	-
Travel	22,244	-
Professional fees	12,205	4,397
Website development	3,400	-
Transfer agent fees	1,600	-
Office and miscellaneous	208	132
Amortization	180	180
Total	$ 221,837	$ 4,709

These accompanying notes are an integral part of these financial statements.

-F2-

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			June 7, 2007
			(Date of
	Six Month	Six Month	Inception of
	Period	Period	Development
	Ended	Ended	Stage) To
	May 31,	May 31,	May 31,
	2009	2008	2009

CASH FLOWS FROM OPERATIONS:
Net loss	$ (221,837)	$ (4,709)	$ (232,963)
Reconciliation of net loss to cash flows from operating activities:
Amortization of organization expense	180	180	690
Changes in assets and liabilities
(Decrease) increase in accrued expenses	(900)	-	5,100
Increase in travel advances	(7,756)	-	(7,756)
Increase in accounts payable	150,000	-	150,000
Net Cash Consumed by Operating Activities	(80,313)	(4,529)	(84,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder and affiliate loans	78,208	-	78,208
Proceeds of sales of common stock	-	-	10,000
Net Cash Provided by Financing Activities	78,208	-	88,208

Net increase (decrease) in cash	(2,105)	(4,529)	3,279

Cash balance, beginning of period	5,384	9,913	-

Cash balance, end of period	$ 3,279	$5,384	$ 3,279

These accompanying notes are an integral part of these financial statements.

-F3-

     QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

MAY 31, 2009

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Quadra Projects Inc. (“the Company”) and its wholly owned subsidiaries as of May 31, 2009 and for the three and six month periods ended May 31, 2009 and 2008 and the period June 7, 2007 (date of inception) to May 31, 2009, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the six month period ended May 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2009.

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

These financial statements include the accounts of the Company and its wholly owned subsidiary, Quadra Energy Systems Inc (“Energy Systems”), and Novel International Group Inc (“Novel). All intercompany transactions have been eliminated in consolidation.

2.         SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. There were no non cash investing or financing activities during either of the periods presented.

3. STOCK SPLITS

The accompanying balance sheet for November 30, 2008 has been adjusted for the 2 for 1 stock split for which the Company filed notice with the Secretary of State of Nevada on April 16, 2009. The profit and loss statements for the three and six month periods ended May 31, 2008 have been adjusted for both a prior 5 for 1 stock split and the 2 for 1 stock split previously mentioned.

4. PRIVATE PLACEMENT AGREEMENT

On May 19, 2009, the Company entered into a Private Placement Agreement whereby five investors will purchase 5,000,000 shares at $ 0.50 per share. The proceeds of $ 2,500,000 are due before July 31, 2009.

5. CONTINGENCY The Company does not carry insurance. 6. SHAREHOLDER LOANS

The shareholder loans are non-interest bearing demand loans.

-F4-

     QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

MAY 31, 2009

7. GOING CONCERN

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

8. SIGNIFICANT CONTRACTS

On April 30, 2009, the Company’s subsidiary, Quadra Energy Systems, Inc (“Energy Systems”) entered into a Technology Purchase Agreement with Quadra Marketing Corp. to purchase Energy Conversion and Waste Disposal Technology, subsequently referred to as the “Acquired Technologies, for consideration of 3,000,000 shares of the Company’s common stock. The closing date of the agreement is June 1, 2009. This transaction is between related parties as the signer for Quadra Marketing is the daughter of the President of Quadra Energy Systems.

Acquired Technologies consists of equipment and software for pyrolysis systems consisting of ECS 2000S and ECS Mobile Systems which is a non polluting energy conversion and waste disposal system designed to convert organic waste to fuel and valuable by-products such as activated carbon, fertilizer, producing no air pollution or ash to be land filled.

On April 30, 2009, the Company signed an addendum to a Finders Fee Agreement with Magnum Group International Inc. (“Magnum”), which had originally been executed January 5, 2009. The finder’s fee is $ 150,000 payable by July 31, 2009. Additional fees are required as follows: 10% of net revenues before income taxes generated from those commercial operations of Energy Systems using the systems previously mentioned and 10% of net proceeds from sales of the systems.

On April 30, 2009, Energy Systems entered into a consulting agreement with AMPSC Consulting Group LLC. (“AMPSC”) to perform consulting services related to the Acquired Technologies. Services shall include marketing, arranging and organizing product demonstrations, acquiring customer and competitor intelligence, and submitting written approvals for sales of products, formation of joint ventures, the licensing of the System and other related matters designated by Energy Systems. The term of the agreement is from May 1, 2009 until April 30, 2019. AMPSC shall be entitled to commissions of 10% of each sale and 10% of net financing proceeds received by Energy Systems through the efforts of AMPSC.

-F5-

     QUADRA PROJECTS INC.
 (A Development Stage Company)
 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

MAY 31, 2009

9. SUBSEQUENT EVENTS

On June 8th 2009, the Company entered into an agreement, effective June 1st 2009, with Fusion Capital LLC (“Fusion”) as the Company’s investor relations counsel to provide corporate communications services to the Company. The agreement is for a term of one year and requires fee payments of $ 10,000 per month.

Energy Systems entered into a Consulting Agreement with Magnum under which Magnum will provide consulting services relating to accounting and corporate governance, assistance in compliance with international and domestic financing, domestic and international taxation, Federal and state securities laws, secondary securities trading, assistance with business acquisitions and dispositions and matters of general and special law. The term of the agreement is five years with an effective commencement date of June 15, 2009. In consideration of services performed by Magnum, Energy Systems shall pay a consultant fee of $ 60,000 per month.

On June 24, 2009, Energy Systems signed a Memorandum of Understanding with Ecoenergy Solutions Pvt, Ltd, an Indian corporation to create a 50-50 joint venture to sell, license and develop the Acquired Technologies. A second joint venture was formed June 24, 2009 between Energy Systems and Ecoenergy Solutions to market and distribute and/ or blend fuel conditioners developed by a company named E-Nova Corp. for use in gasoline, diesel and two-stroke engines.

-F6-

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

Quadra Projects Inc. (the “Company”) undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this prospectus. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

History

The Company was previously a distributor of an electronic non invasive acupuncture pen (the “Pen”) as an alternative to traditional needles used during acupuncture treatments. The Company previously had a distribution agreement which entitles the Company to market and sell the Pen on an exclusive basis throughout Asia (with the exception of China), Middle East and the Caribbean. The Company obtained its distribution rights through United Overseas Products Pty., Ltd, a company based in Taiwan. The Company entered into this distribution agreement on November 30, 2007 for a period of 10 years and have ancillary rights to the patent held in China through United. Operations were based in Taiwan, commencing June 2007. The Company did not generate revenues from appointed sub distributions and minimum quotas were not fulfilled. Upon further market research, it was determined that pursuing the marketing and sale of this product was not as profitable as previously projected. Therefore, all efforts relating to the distribution and marketing of the Pen were ceased.

Acquisition of Subsidiary

Effective April 30, 2009, the Company completed its acquisition of its subsidiary, Quadra Energy Systems Inc. (“Energy Systems”). Energy Systems was incorporated under the laws of Belize and prior to being acquired, had no prior operating history with no assets, liabilities or equity. Energy Systems has an authorized capital of 50,000 common shares and has issued 5,000 shares to the Company for consideration of $ 5,000. The Company holds 100% of the outstanding shares of Energy Systems.

Effective May 14, 2009, the Company completed its acquisition of its subsidiary, Novel International Group Inc. (“Novel”). Novel was incorporated under the laws of Belize and prior to being acquired, had no prior operating history with no assets, liabilities or equity. Novel has an authorized capital of 50,000 common shares and has issued all 50,000 shares to the Company for consideration of $ 5,000.

Technology Purchase Agreement

Effective April 30, 2009, Energy Systems, a Company subsidiary, completed its acquisition of Energy Conversion and Waste Disposal Technology (“Acquired Technologies”) from Quadra Marketing Corp. (“Quadra Marketing”) under the Technology Purchase Agreement (the “Agreement”).

Acquired Technologies consist of equipment and software for pyrolysis systems consisting of ECS 2000S and ECS Mobile Systems (the “Systems”) which is a non polluting energy conversion and waste disposal system designed to convert organic waste to fuel and valuable by-products such as activated carbon, fertilizer, producing no air pollution or ash to be land filled. The Systems are modular in design and fit into a 42 ft container built to fit on a conventional tractor trailer unit.

Quadra Marketing will transfer title and rights of the Acquired Technologies along with engineering and design drawings, studies and reports and all information relating to the Acquired Technologies, whether written or oral and related technologies including the past, present and future versions software, computer programs, data and text (regardless of the form in which it including but not limited to the source code version thereof and the batch processor logic module) and all patent rights, copyrights, trade secret rights and other proprietary rights in and thereto including all documentation for the software, all technical documentation, system designs and specifications, flow charts, record and file layouts, memoranda, correspondence and other such documentation containing or relating to the design, structure or coding or testing of, or algorithms or routines used in, or errors discovered or corrected in, the software and any other type of information or material relating to the software and invention and related technology that was prepared by or for the inventor of the Acquired Technologies. Energy Systems will retain 100% interest of use of the Acquired Technologies worldwide with the exception of Taiwan where the inventor of the Acquired Technologies shall retain up to 40% interest in the use of the Acquired Technologies.

The Company will issue 3,000,000 common shares from treasury (6,000,000 common shares post stock split), to Quadra Marketing for consideration of the Acquired Technologies. These shares were issued on the closing date, June 1, 2009, and therefore are a third quarter transaction. In addition, Energy Systems will also remit 5% of gross revenues to Quadra Marketing as a royalty fee. Please refer to Exhibit 10.1.

Finder’s Fee Agreement

On April 30, 2009, the Company signed an addendum to the Finders Fee Agreement with Magnum Group International Inc. (“Magnum”) with the original agreement dated January 5, 2009. The addendum states that Magnum has sourced the Acquired Technologies initially to Quadra Marketing on April 1, 2009 and subsequently to Energy Systems under the terms of the Technology Purchase Agreement dated April 30, 2009. Magnum shall source financing on a best efforts basis for the construction of the Systems and market the Systems on a worldwide basis under the direction of the Company and Energy Systems.

Energy Systems intends to construct Systems using the Acquired Technologies for use in commercial operations and will also outright sell the Systems.

The finder’s fee is $ 150,000 payable by July 31, 2009. In addition, 10% of net revenues before income taxes of Energy Systems generated from commercial operations using the Systems and 10% of net proceeds on sale of each System shall be remitted Magnum.

The Finders Fee Agreement is for a term of 15 years commencing the date the 1st System is sold or when net income before taxes is generated from the System in commercial operations. The original Finder’s Fee Agreement dated January 5, 2009 is attached as Exhibit 10.2.

Consulting Agreement

On April 30, 2009, Energy Systems entered into a consulting agreement with AMPSC Consulting Group LLC. (“AMPSC”) to perform consulting services relating to Acquired Technologies. Services shall include but not limited to marketing, arranging and organizing product demonstrations, acquiring customer and competitor intelligence, and submitting written approvals for sale of products, joint venture or the licensing of the System and other related matters designated by Energy Systems.

The term of the engagement is from May 1, 2009 until April 30, 2019. AMPSC shall be entitled to commission of 10% of each sale and 10% of net financing proceeds received by Energy Systems through the efforts of AMPSC. Should Energy Systems establish a joint venture or licensing with a independent 3rd party where AMPSC is responsible for initiating such projects, AMPSC shall be entitled to 10% of net income generated by Energy Systems. Please refer to Exhibit 10.3.

Assignment – Marketing Agreement

On May 19, 2009, Novel entered into a marketing assignment agreement with Alpha International Marketing Corp. (“Alpha”). Alpha is the non exclusive world wide marketing and business development consultant for all Innovations Solutions Now Inc.’s (“ISN”) present and future Terralene™ fuel formulations and any existing and future Terralene™ family of fuel products owned or developed or licensed by ISN or its subsidiaries or related companies and exclusive marketing and business development consultant for the following territories: India, Pakistan, Philippines, Malaysia, Singapore, Thailand, Vietnam, Cambodia, Laos, Myanmar, Bangladesh, Taiwan, China, Korea (South and North), Japan pursuant to its marketing, promotions, and business development agreement dated April 23, 2009. The Products are an alternative, environmentally beneficial fuel technology which can be utilized to formulated a range of replacement green fuels to satisfy existing engine designs for lawn mowers, generators, power tools and four stroke engines used in automobiles, aircraft and small marine applications. Developers of the Products are in the final phases of research and testing of formations for diesel engines, home and central heating furnaces and jet engines.

Alpha has assigned all rights, benefits, liabilities, duties, and obligations, title and interest to market and promote the Products world wide and all rights under the Agreement. Alpha would receive 3,000,000 common shares of the Company’s common stock, prior to stock split. The shares shall be deemed fully paid and non-assessable and shall bear a restrictive legend endorsed upon the shares restricting the transfer or selling of the shares for such hold period as required by the applicable securities laws. The delivery of the shares to Alpha shall be done concurrently with the closing date of June 1, 2009.

After further market research, it was determined by management that this project is not viable and subsequently entered into a termination agreement with Alpha. In consideration of Novel entering into the termination of the Assignment Agreement, Alpha shall deliver to Quadra the 3,000,000 common shares of Quadra Projects Inc. it received as consideration for signing the Assignment agreement. Further, Novel has released all rights, benefits, liabilities, duties, and obligations, title and interest to market and promote the Terralene™ family of fuel Products world-wide and all rights under the Assignment Agreement back to Alpha. The 3,000,000 shares returned to Quadra are deemed to be pre-split shares as they were issued prior to approval of the 2 for 1 stock split requested by the Company on April 16, 2009. Total shares to be returned under the termination are 6,000,000 common shares.

Investor Relations Agreement

On June 8th 2009, the Company entered into an agreement, effective June 1st 2009, with Fusion Capital LLC (“Fusion”) of Tempe Arizona, as the Company’s investor relations counsel to provide corporate communications services to the Company.

Under the terms of the agreement, Fusion will provide investor relations services for a term of one year, provided however the term of the agreement can be terminable by either party upon 90 days notice in writing given to the other party. Fusion will be paid $10,000 per month in fees during the term of this agreement. Please refer to Exhibit 10.4.

Consulting Agreement

Energy Systems entered into a Consulting Agreement with Magnum whereas Magnum will provide consulting services relating to a accounting and corporate governance, assistance in compliance with international and domestic financing, domestic, international taxation, Federal and state securities laws, and secondary securities trading, assistance with business acquisitions and dispositions and matters of general and special law. The term of the agreement is for five years with an effective commencement date of June 15, 2009. In consideration of services performed by Magnum, Energy Systems shall pay the consultant fee of $ 60,000 per month. Please refer to Exhibit 10.5.

Memorandum of Understanding (MOU) - Proposed Joint Venture

On June 24, 2009, Energy Systems singed a Memorandum of Understanding with Ecoenergy Solutions Pvt, Ltd, an Indian corporation to create a 50-50 joint venture to sell license and develop the Acquired Technologies. Also, a second joint venture, E-Nova Corp., was formed June 24, 2009 between Energy Systems and Ecoenergy Solutions to market and distribute and or blend the E-nnova fuel conditioners with gasoline, diesel and 2 stroke engines.

Our principal business office is located at 6130 Elton Avenue, Las Vegas, Nevada, 89107. Our administrative office for North American investor relations and U.S. regulatory reporting is located at Suite 200, 245 East Liberty Street, Reno, Nevada, 89501.

Results of Operations

Six month periods ended May 31, 2009 and 2008.

Revenues

We did not generate any revenues for the three and six month periods ended May 31, 2009 and 2008.

Our expenses for the six month period ended May 31, 2009 and 2008 are as follows

	2009	2008
Finders Fee	$ 150,000	-
Consulting and management fees	32,000	-
Travel	22,244	-
Professional fees	12,205	4,397
Website development & technical support	3,400	-
Transfer agent fees	1,600	-
Office and miscellaneous	208	132
Amortization	180	180
Total	$ 221,837	$ 4,709

For the six month ended May 31, 2009, we incurred $ 150,000 in finders fees pursuant to our Finders Fee Agreement with Magnum. The finders’ fee relates to technology acquired under the Technology Purchase Agreement signed with Quadra Marketing.

For the six month ended May 31, 2009, we incurred consulting fees and management fees totaling $ 32,000 of which $ 26,000 relates to marketing and promotion costs. A further $ 6,000 was incurred for management fees. For the three month ended May 31, 2009, our consulting and management fee expenses were $ 24,000 of which $ 18,000 relates to consulting and $ 6000 relates to management fees. For the six month period ended May 31, 2009, the Company incurred $ 22,244 in travel costs to India and the Singapore for the purpose of promoting Acquired Technologies. For the six month ended May 31, 2009 professional fees incurred totaled $ 12,205 of which $ 5,100 relates to audit fees, $4,000 relates to bookkeeping fees and the remainder of $ 3,105 relates to legal fees. For the three month ended May 31, 2009, professional fees incurred totaled $ 9,875 consisting of audit fees of $ 5,100, bookkeeping fees of $ 2,000 and legal fees of $ 2,775.

The Company is currently developing its website and is expected to launch in the next month. For the three and six month ended May 31, 2009, the Company incurred a total of $ 3,400 in website development and technical support costs.

Expenses for the six months ended May 31, 2008, consisted of $24 in bank charges, $4,397 paid for audit and legal fees, and $180 in amortization of our organization expense which is being amortized over 5 years. The remaining $ 108 consisted of office expenses.

For the three month periods ended May 31, 2008, the Company incurred $ 90 in amortization of our organization expense, $ 108 in office expenses and $ 397 in legal fees.

Our expenses are expected to vary and we cannot determine trends in our expenditures given our lack of operating history.

Liquidity and Capital Resources

As of May 31, 2009, we had a working capital deficit of $ 222,273. Over the next 12 months, we will require approximately $ 930,000 to sustain our working capital needs as follows:

Payment of finders fee	$ 150,000
Consulting expenses	780,000
Total	$ 930,000

Consulting expense consists of $ 60,000 relating to the Investor Relations Agreement and $ 720,000 relating to the Consulting Agreement.

Our cash flows from financing activities were $ 78,208 for the six month period ended May 31, 2009.

Additional capital is required in order to fund our working capital needs and we expect to receive additional financing through shareholder loans. As of May 31, 2009, we obtained $ 72,000 in shareholder loans. Shareholder loans will be without stated terms of repayment or interest. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 2nd fiscal quarter ended May 31, 2009, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1.   Legal Proceedings: None.

Item 1A.   Risk Factors:

A description of the risks associated with our business, financial condition, and results of operations is set forth in our annual report on Form 10-K for the year ended November 30, 2008 filed simultaneously with this Quarterly Report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

On April 30, 2009, Energy Systems entered into a Technology Purchase Agreement with Quadra Marketing Corp. to purchase Energy Conversion and Waste Disposal Technology, for consideration of 3,000,000 common shares of the Company’s common stock. The 3,000,000 common shares were issued on the closing date of June 1, 2009

On May 19, 2009, the Company entered into a Private Placement Agreement whereby five investors will purchase 5,000,000 shares at $ 0.50 per share. The proceeds of $ 2,500,000 are due before July 31, 2009.

The offer and sale of the shares were exempt from registration pursuant to section 4(2) of the Securities Act, Rule 701 and Rule 506 of Regulation D promulgated there under. We limited the manner of the offering and provided disclosure regarding the offering and the Registrant to the stockholders. We believe that these sales were also exempt under Regulation S under the Securities Act, as such sales were made in offshore transactions to non-U.S. persons.

Item 3.  Defaults Upon Senior Securities: None.

Item 4.  Submission of Matters to a Vote of Security Holders: None

Item 5.  Other Information: None.

Item 6.
A)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation dated June 8, 2007(1)
3.2	Articles of Incorporation dated June 8, 2007(1)
3.3	Bylaws, effective June 7, 2008(1)
10.1	Technology Purchase Agreement dated April 30, 2009(2)
10.2	Addendum to Finders Fee Agreement dated April 30, 2009(2)
10.3	Consulting Agreement dated April 30, 2009(3)
10.4	Investor Relations Agreement dated June 8, 2009(4)
10.5	Consulting Agreement dated June 15, 2009(4)
31.1	CEO, CAO Section 302 Certification
32.1	CEO, CAO Section 906 Certification

(1)	Incorporated by reference from Form S-1 filed with the SEC on March 18, 2008.
(2)	Incorporated by reference from Form 8K filed with the SEC on May 5, 2009
(3)	Incorporated by reference from Form 8K filed with the SEC on May 20, 2009
(4)	Incorporated by reference from Form 8K filed with the SEC on June 15, 2009

B) Reports on Form 8-K

  April 20, 2009 – Item 5.03 and 9.01 relating to the 2 for 1 stock split.
  May 5, 2009 – Item 1.01 and 9.01 relating to acquisition of Energy Systems, Technology Purchase Agreement with Quadra Marketing, Addendum to Finders Fee Agreement with Magnum.
  May 20, 2009 – Item 1.01 and 9.01 relating to Acquisition of Novel, Consulting Agreement with AMPSC, Assignment of Marketing Agreement with Alpha.
  June 15, 2009 – Item 1.01and 9.01 relating to Investor Relations Agreement with Fusion, Termination of Marketing Assignment Agreement with Alpha, Consulting Agreement with Magnum.
  June 23, 2009 – Item 1.01 amending Form 8K Filed with the SEC on May 20, 2009.

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this
Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

QUADRA PROJECTS INC.
Date: July 17, 2009
/s/ Claude Diedrick
By:
Claude Diedrick
President, CEO, CAO, Treasurer and Director