Form 10-K/A
period 2008-11-30
Quadra Projects Inc.
filed 2009-09-14
CIK 1423586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒          Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2008

☐          Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __   __ to______.

Commission file number: 000-53156

                  QUADRA PROJECTS INC.
(Name of small business issuer in its charter)

Nevada		45-0588917
(State or other jurisdiction of incorporation or		(IRS Employer Identification No.)
organization)

6130 Elton Avenue, Las Vegas, NV		89107
(Address of principal executive offices)		(Zip Code)

Issuer's telephone Number	1-888-597-8899
Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value Common		OTCBB
(Title of class)		(Name of exchange on which registered)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated	Smaller reporting
		filer ☐	company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes  ☐ No

·	State issuer's revenue for its most recent fiscal year: $ Nil for the fiscal year ended November 30, 2008.

·	The aggregate market value of held by non-affiliates and affiliates 2008 cannot be determined as there has been no trades of our common stock as of November 30, 2008.

·	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 30,500,000 shares of common stock outstanding as of September 14, 2009. Please refer to Description of Securities under Part II, Item 5.

·	Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

***************************************************************************

Form 10K originally filed with the SEC on March 4, 2009 has been amended to correct the valuation of 18,000,000 common shares, as adjusted for subsequent stock splits that were issued to the former President on June 30, 2007. In addition, the value initially assigned to those shares had been initially capitalized as organization costs and has been expensed in the amendment.

***************************************************************************

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

Quadra Projects Inc. undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10K/A. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

On June 30, 2007, we issued 9,000,000 shares for incorporation and related costs valued at $ 14,400. Prior to this share issuance, we had no business activities, assets, liabilities, or equity.

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

Orders will be sent by courier. The likelihood of delays caused by the courier company is low as all deliveries are tracked and accounted for at each delivery point in transit to the final destination.

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

Regulation of the Internet

In general, existing laws and regulations apply to transactions and other activity on the internet; however, the precise applicability of these laws and regulations to the internet is sometimes uncertain. The vast majorities of such laws were adopted prior to the advent of the internet and, as a result, do not contemplate or address the unique issues of the internet or electronic commerce. Nevertheless, numerous federal and state government agencies have already demonstrated significant activity in promoting consumer protection and enforcing other regulatory and disclosure statutes on the internet. Additionally, due to the increasing use of the internet as a medium for commerce and communication, it is possible that new laws and regulations may be enacted with respect to the internet and electronic commerce covering issues such as user privacy, freedom of expression, advertising, pricing, content and quality of products and services, taxation, intellectual property rights and information security. The adoption of such laws or regulations and the applicability of existing laws and regulations to the internet may impair the growth of internet use and result in a decline in our sales.

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

All parties and individuals reviewing this Form 10K/A and considering us as an investment should be aware of the financial risk involved. When deciding whether to invest or not, careful review of the risk factors set forth herein and consideration of forward-looking statements contained in this registration statement should be adhered to. Prospective investors should be aware of the difficulties encountered as we face all the risks including competition, and the need for additional working capital. The likelihood of our success must be considered in light of the problems and expenses that are frequently encountered in connection with operations in the competitive environment in which we will be operating.

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

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY No Trading Activity for Common Stock

We are listed on the OTC Bulletin Board however there has been no trades of our common stock as of Nov. 30, 2008.

Stockholders of Our Common Shares

As of November 30, 2008, we had 30,500,000 commons shares outstanding. The 30,500,000 shares account for the 2 for 1 stock split effective April 16, 2009 and the 5 for 1 stock split effective February 17, 2009.

Rule 144 Shares

Under Rule 144 as currently in effect, a person who has beneficially owned shares of a company’s common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the company’s common stock then outstanding which, in our case, will equal 305,000 shares as of the date of this 10K/A; or

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

Recent Sales of Unregistered Securities There have been no recent sales. DESCRIPTION OF SECURITIES

Pursuant to our articles of incorporation, the total authorized capital is 750,000,000 shares of common stock with a par value of $0.001 per share, of which 30,500,000 shares are issued to 30 shareholders as of November 30, 2008. The authorized capital and shares outstanding reflect the stock split (5 to 1) initiated on February 17, 2009 and also the 2 to 1 stock split initiated on April 16, 2009.

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

	2007	2008
Consolidated Statements of
Income Information:
Revenue	$ -	$ -
Operating expenses:
Selling & administrative
expenses	(14,487)	(10,529)
Operating income (loss)	(14,487)	(10,529)
Other income (expense)	-	-
Net Income (loss)	$ (14,487)	$ (10,529)
Per share information—diluted:
Net income per share	$ -	$ -
Diluted weighted average
number of shares	9,583,330	30,500,000
Balance Sheet Information (as of
end of fiscal year):
Cash and cash equivalents	$ 9,913	$ 5,384
Working capital	9,913	(616)
Total assets	9,913	5,384
Total non-current liabilities
Stockholders’ equity	9,913	5,384

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

Until we have launched a marketing plan to expose our website to various avenues such as health trade magazines, online communities specific to health/herbal products, etc, we expect all of our sales to be generated through BLL and other sub distributors when they are appointed. Therefore we cannot estimate the percentage of sales generated through our website. We have not made any sales through our website.

Cost of sales

There were no costs of goods sold as we received a sample of inventory from United as mentioned above. This was a one time benefit and we do not expect to receive this benefit when this supply has been depleted.

Expenses

Expenses totaling $ 10,529 for fiscal year ended 2009 consist primarily of $10,397 paid for professional fees of which $ 10,000 was incurred for audit and related accounting fees and the remainder relating to legal fees. The remaining balance consists of office and bank charge expenses.

Expenses totaling $ 14,487 for the fiscal year ended 2008 consist of $ 14,400 in stock compensation expense of which 18,000,000 common shares were issued to our President for services and $ 87 in bank charges.

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

Liquidity and Capital Resources Working Capital Needs:

As of November 30, 2008, we had a negative working capital of $ (616.) Over the next 12 months, we will require approximately $ 15,000 to sustain our working capital needs as follows:

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

Investing and Financing Activities:

For the fiscal year ended 2008, we had no investing or financing activities. During the fiscal year ended 2007, 29 of our shareholders paid $ 10,000 for the purchase of 12,500,000 common shares or $0.0008 per share.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, at November 30, 2008, the Company had an accumulated deficit of $25,016 and has a history of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/s/ Robert G. Jeffrey, Certified Public Accountants

March 4, 2009, except for the stock split announced on
April 16, 2009, as referred to in Note #11 on subsequent events

Wayne, New Jersey

-F1-

QUADRA PROJECTS INC.
(A Development Stage Company)
BALANCE SHEETS
(Restated)

	November 30,	November 30,
	2008	2007
ASSETS
Current Assets:
Cash	$ 5,384	$ 9,913
Total current assets	5,384	9,913
Total Assets	$ 5,384	$ 9,913

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accrued expenses	6,000	-
Total liabilities	6,000	-

Shareholders’ Equity:
Common stock – authorized, 750,000,000,000 shares of $.001
par value; issued and outstanding, 30,500,000 shares	30,500	30,500
Capital in deficit of par value	(6,100)	(6,100)
Accumulated deficit	(25,016)	(14,487)
Total shareholders’ equity	(616)	9,913
Total Liabilities and Shareholders’ Equity	$ 5,384	$ 9,913

These accompanying notes are an integral part of these financial statements.
-F2-

QUADRA PROJECTS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
ACCUMULATED DURING DEVELOPMENT STAGE
(Restated)

			June 7, 2007 (Date
			of Inception of
	Year Ended	Year Ended	Development
	November 30, 2008	November 30, 2007	Stage) To
			November 30, 2008

Revenue	$ -	$ -	$ -

Expenses:
Selling and Administrative Expenses	10,529	14,487	25,016
Net loss	$ (10,529)	$ (14,487)	$ (25,106)

Income Per Share -
Basic and Diluted	$ -	$ -	$ -

Weighted average number of shares	30,500,000	9,583,330
outstanding

Included within expenses are the following:
Professional Fees	$ 10,397	$ -	$ 10,397
Stock Compensation Expense	-	14,400	14,400
Other	132	87	219
	$ 10,529	$ 14,487	$ 25,016

These accompanying notes are an integral part of these financial statements.

-F3-

QUADRA PROJECTS INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2008 AND 2007
(Restated)

				Deficit
				Accumulated
			Capital in	During
	Common Stock		Deficit of Par	Development
	Shares	Amount	Value	Stage	Total

Balance June 7, 2007	-	$ -	$ -	$ -	$ -

Shares issued for cash	12,500,000	12,500	(2,500)	-	10,000

Shares issued for services	18,000,000	18,000	(3,600)	-	14,400

Net loss for period				(14,487)	(14,487)

Balance November 30, 2007	30,500,000	30,500	(6,100)	(14,487)	9,913

Net loss for period				(10,529)	(10,529)

Balance November 30, 2008	30,500,000	$ 30,500	$ (6,100)	$ (25,016)	$ (616)

These accompanying notes are an integral part of these financial statements.

-F4-

QUADRA PROJECTS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Restated)

			June 7, 2007
			(Date of
			Inception of
	Year	Year	Development
	Ended	Ended	Stage) To
	November	November	November 30,
	30, 2008	30, 2007	2008
CASH FLOWS FROM OPERATIONS:
Net loss	$ (10,529)	$ (14,487)	$ (25,016)
Adjustments required to reconcile net loss to net cash
consumed by operations:

Charges not requiring outlay of cash:
Stock Compensation Expense	-	14,400	14,400
Changes in assets and liabilities:
Increase in accrued expenses	6,000	-	6,000

Net Cash Consumed by Operating Activities	(4,529)	(87)	(4,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	10,000	10,000

Net Cash Provided by Financing Activities	-	10,000	10,000

Net decrease (increase) in cash	(4,529)	-	5,384

Cash balance, beginning of period	9,913	-	-

Cash balance, end of period	$ 5,384	$ 9,913	$ 5,384

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

-F7-

QUADRA PROJECTS, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS NOVEMBER 30, 2008

3. RESTATEMENTS

On August 24, 2009 the Company determined that a restatement of its financial statements for the year ended November 30, 2008 was necessary to properly value the 9,000,000 common shares (18,00,000 common shares accounting for the 2 for 1 stock split initiated on April 16, 2009) issued to the President as compensation for the organization and formation of the Company. These shares were previously valued at cost of $ 1,800 however the value should be fair value of $ 14,400 based on the value of shares sold on September 20, 2007, where 29 of our shareholders paid $ 10,000 to acquire 12,500,000 of our common shares at $0.0008 per share.

The effect of these restatements on the Company’s previously issued audited November 30, 2007 financial statements is detailed below:

Balance Sheet November 30, 2007
	Previously
	reported	Adjustments		As Restated
Organizational expense	$ 1,650	$ (1,650)	(1)	$ -
Total assets	$ 11,563	$ (1,650)		$ 9,913

Par value of stock	$ 15,250	$ 15,250	(3)	$ 30,500
Deficit of par value	(3,450)	(2,650)	(1,2,3)	(6,100)
Deficit accumulated during development stage	(237)	(14,250)	(1,2)	(14,487)
Total Liabilities and Equity	$ 11,563	$ (1,650)		$ 9,913

Statement of Operations for Year Ended November 30, 2007
	Previously			As
	Reported	Adjustments		Restated
Expenses	$ 237	$ 14,250	(1,2)	$ 14,487
Net Loss	$ (237)	$ (14,250)		$ (14,487)

QUADRA PROJECTS, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS NOVEMBER 30, 2008

3. RESTATEMENTS (continued)

Statement of Changes in Equity for the Period from June 7, 2007 to November 30, 2007

	Previously			As
	Reported	Adjustments		Restated
Number of shares:
Shares issued for cash	6,250,000	6,250,000	(3)	12,500,000
Shares issued for services	9,000,000	9,000,000	(3)	18,000,000
	15,250,000	15,250,000		30,500,000

Par value of stock	$ 15,250	15,250	(3)	$ 30,500
Deficit of par value	(3,450)	(2,650)	(1,2,3)	(6,100)
Net loss	(237)	(14,250)	(1,2)	(14,487)
Total Equity	$ 11,563	$ (1,650)		$ 9,913

Statement of Cash Flows for the Period from June 7, 2007 to November 30, 2007

	Previously			As
	Reported	Adjustments		Restated
Net loss	$ (237)	$ (14,250)		$ (14,487)
Stock compensation expense	-	14,400	(2)	14,400
Amortization expense	150	(150)	(1)	-
Cash consumed in operations	$ (87)	$ 0		$ (87)

Balance sheet November 30, 2008

	Previously			As
	Reported	Adjustments		Restated
Organizational expense	$ 1,290	$ (1,290)	(1)	$ -
Total assets	$ 6,674	$ (1,290)		$ 5,384

Par value of stock	$ 15,250	$ 15,250	(3)	$ 30,500
Deficit of par value	(3,450)	(2,650)	(1,2,3)	(6,100)
Deficit accumulated during development stage	(11,126)	(13,890)	(1,2)	(25,016)
Total assets and liabilities	$ 6,674	$ (1,290)		$ 5,384

QUADRA PROJECT, INC. (A Development Stage Company) NOTE TO FINANCIAL STATEMENTS NOVEMBER 30, 2008

3. RESTATEMENTS (continued)

Statement of Operations for the year ended November 30, 2008

	Previously			As
	Reported	Adjustments		Restated
Expenses	$ 10,889	$ (360)	(1)	$ 10,529
Net Loss	$ (10,889)	$ 360		$ (10,529)

Statement of Operations for the period from June 7, 2007 (date of inception of Development Stage) to November 30, 2008

	Previously			As
	Reported	Adjustments		Restated
Expenses	$ 11,126	$ 13,890	(1,2)	$ 25,016
Net Loss	$ (11,126)	$ (13,890)		$ (25,016)

Statement of Changes in Equity for the Year Ended November 30, 2008

	Previously			As
	Reported	Adjustments		Restated
Number of shares:
Shares issued for cash	6,250,000	6,250,000	(3)	12,500,000
Shares issued for services	9,000,000	9,000,000	(3)	18,000,000
	15,250,000	15,250,000		30,500,000

Par value of stock	$ 15,250	$ 15,250	(3)	$ 30,500
Deficit of par value	(3,450)	(2,650)	(1,2,3)	(6,100)
Net loss for period ended November 30, 2007	(237)	(14,250)	(1,2)	(14,487)
Balance November 30, 2007	11,563	(1,650)		9,913
Net loss for the year ended November 30, 2008	(10,889)	360	(1)	(10,529)
Balance November 30, 2008	$ 674	$ (1,290)		$ (616)

QUADRA PROJECTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008
3.	RESTATEMENTS (continued)

Statement of Cash Flows for the Year Ended November 30, 2008

		Previously			As
		Reported	Adjustments		Restated

Net loss		$ (10,889)	$ 360		$ (10,529)
Amortization expense		360	(360)	(1)	-

Cash consumed in operating activities		$ (4,529)	$ 0		$ (4,529)

Statement of Cash Flows for the Period from June 7, 2007 ( date of inception of development stage) to November 30, 2008

		Previously			As
		Reported	Adjustments		Restated

Net loss		$ (11,126)	$ (13,890)		$ (25,016)
Stock compensation expense		-	14,400	(2)	14,400
Amortization expense		510	(510)	(1)	-

Cash consumed in operating activities		$ (4,616)	$ 0		$ (4,616)

Explanations for adjustments:

(1)The organization costs originally recorded as asset were expensed and amortization expense was adjusted
(2) The shares issued for services in period ended November 30, 2007 were recorded as stock compensation expense at their fair value.
(3) To reflect the 2 for 1 stock split subsequently announced.

QUADRA PROJECTS, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS NOVEMBER 30, 2008

4. DEVELOPMENT STAGE

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

5. RELATED PARTY TRANSACTIONS

On June 30, 2007, the Company president and sales director was awarded 18,000,000 shares of common stock, valued at $14,400 as compensation for the organization and formation of the Company.

The Company conducts its business in the office of a company controlled by a significant shareholder. There has been no charge for this use. If there were a charge, it would be insignificant.

6.           SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

A total of 18,000,000 shares of common stock, valued at $14,400 were issued in return for services during the period ended November 30, 2007.

7.           RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect adoption of recently issued accounting pronouncements to have a significant effect on the Company’s results of operations, financial position or cash flows.

-F8-

QUADRA PROJECTS, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS NOVEMBER 30, 2008

8. INCOME TAXES

The Company has experienced net operating losses of $ 25,016 since its inception. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years. The potential benefit has been recognized on the books of the Company, but it has been offset by a valuation allowance. If not used, these NOL’s will expire as follows:

Year Ended November 30,	Net Loss Carry Forward
2027	$ 14,487
2028	10,529

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

Tax asset	$ 3,752
Valuation Allowance	(3,752)
Balance Recognized	$ 0

The valuation allowance increases by $3,716 due to the restatement.

9. CONTINGENCY The Company does not carry insurance. 10. GOING CONCERN

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

11. SUBSEQUENT EVENTS

The accompanying financial statements reflect a 5 for 1 stock split and a 2 for 1 stock split for which the Company filed notice with the Secretary of State of Nevada on February 17, 2009 and April 16, 2009, respectively, pursuant to NRS 78.385 and 78.390 of the Nevada Statutes.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15 under the Exchange Act, as amended. As of November 30, 2008, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management of the Company, including the chief executive officer and the chief financial officer, concluded that the Company’s internal control over financial reporting were not effective as of November 30, 2008.

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

Investor Relations

As of November 30, 2008, we have not engaged investor relations professionals.

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

	Name and Address of Beneficial	Amount and Nature of	% Class (1)
Title of Class	Owner	Beneficial Owner
Officers and Directors:
	Yuh Hsin Liu (2)
	14th Floor, No. 68 Yucheng
Common Stock	Road, Sanmin District,	18,000,000	59%
	Kaohsiung City, 807, Taiwan

Officers and Directors as a		18,000,000	59%
Group

(1)	Based on 30,500,000 shares outstanding as of September 14, 2009.

(2)	Mr. Liu resigned from all positions held on February 16, 2009.

Please refer to Item 10. – Directors and Executive Officers.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 30, 2007, we issued 18,000,000 shares for incorporation and related costs valued at $ 14,400 to our President.

On September 20, 2007, 29 of our shareholders paid $ 10,000 to acquire 12,500,000 of our common shares at $0.0008 per share.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the Company’s last two fiscal years:

	2008	2007
Audit fees	$ 6,800	$ 4,000
Audit-related fees		-
Tax fees	-	625
All other fees	-	-
Total	$ 6,800	$ 4,625

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

ITEM 15. EXHIBITS
Exhibit Number	Description
3.1	Certificate of Incorporation dated June 8, 2007.*
3.2	Articles of Incorporation dated June 8, 2007.*
3.3	Bylaws, effective June 7, 2008.*
10.1	Standard Share Subscription Agreement dated September 20, 2007.*
10.2	Distribution Agreement with United Research Corporation dated September 30, 2007.*
10.3	Sub Distribution Agreement with Body Language of Jamaica dated January 31, 2008.*
10.4	Finders Fee Agreement with Magnum Group International Inc. dated January 5, 2009.
23.1	Consent Letter from Robert Jeffrey, CPA.
(*)	Incorporated by reference from Form S-1 that was originally filed with the SEC on March 18, 2008.

SIGNATURES

     In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRA PROJECTS INC.
Date:	September 14, 2009
/s/ Claude Diedrick
By:
Claude Diedrick
President, CEO, CFO, Treasurer, Director

     In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Claude Diedrick	President, CEO, CFO, Treasurer	September 14, 2009
Claude Diedrick	and Director