Form 10-K/A
period 2008-11-30
Quadra Projects Inc.
filed 2009-10-14
CIK 1423586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A – Amendment No. 2

☒      Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2008

☐      Transition report under Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the transition period from _____ to______.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated	Smaller reporting
		filer ☐	company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒ Yes      ☐ No

·	State issuer's revenue for its most recent fiscal year: $ Nil for the fiscal year ended November 30, 2008.

·	The aggregate market value of held by non-affiliates and affiliates cannot be determined as there has been no trades of our common stock as of November 30, 2008.

·	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 36,500,000 shares of common stock outstanding as of October 13, 2009. Please refer to Description of Securities under Part II, Item 5.

·	Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

***************************************************************************

The purpose of this Amendment #2 on Form 10 K/A is to respond to a letter of comment from the SEC received by the Company.

In accordance with suggestions made in the letter of comment, an explanatory paragraph has been added to the accountant’s opinion regarding a restatement of the financial statements and Item 9A(T) and has been revised to indicate that our disclosure controls were not effective at November 30, 2008.

************************************************************************

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

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

No Trading Activity for Common Stock

We are listed on the OTC Bulletin Board however there has been no trades of our common stock as of November 30, 2008.

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

As explained in Note 3 to the financial statements, the 2008 financial statements have been restated to correct an error in the presentation of stockholders’ equity.

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

Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective for this purpose, except as noted below under “Changes in Internal Controls.”

Changes in Internal Controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

	Name and Address of Beneficial	Amount and Nature of
Title of Class			% Class(1)
	Owner	Beneficial Owner

Officers and Directors:
	Yuh Hsin Liu (2)

	14th Floor, No. 68 Yucheng
Common Stock	Road, Sanmin District,	18,000,000	59%
	Kaohsiung City, 807, Taiwan

Officers and Directors as a		18,000,000	59%
Group

(1)	Based on 30,500,000 shares outstanding as of November 30, 2008.

(2)	Mr. Liu resigned from all positions held on February 16, 2009.

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

ITEM 15.	EXHIBITS
Exhibit Number	Description
3.1	Certificate of Incorporation dated June 8, 2007.*
3.2	Articles of Incorporation dated June 8, 2007.*
3.3	Bylaws, effective June 7, 2008.*
10.1	Standard Share Subscription Agreement dated September 20, 2007.*
10.2	Distribution Agreement with United Research Corporation dated September 30, 2007.*
10.3	Sub Distribution Agreement with Body Language of Jamaica dated January 31, 2008.*
10.4	Finders Fee Agreement with Magnum Group International Inc. dated January 5, 2009.
23.1	Consent Letter from Robert Jeffrey.
(*)	Incorporated by reference from Form S-1 that was originally filed with the SEC on March 18, 2008.

SIGNATURES

     In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRA PROJECTS INC.
Date:	October 13, 2009
/s/ Claude Diedrick
By:
Claude Diedrick
President, CEO, CFO, Treasurer, Director

     In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Claude Diedrick	President, CEO, CFO, Treasurer	October 13, 2009
and Director
Claude Diedrick