Form 10-Q/A
period 2009-05-31
Quadra Projects Inc.
filed 2009-10-15
CIK 1423586

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting
		(Do not check if a smaller	company ☒
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☒  No ☐

As of May 31, 2009, 30,500,000 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format    Yes ☐  No ☒

***************************************************************************

Form 10Q originally filed with the SEC on July 17, 2009 has been amended to correct the valuation of 18,000,000 common shares, as adjusted for subsequent stock splits that were issued to the former President on June 30, 2007. In addition, the value initially assigned to those shares had been initially capitalized as organization costs and has been expensed in the amendment.

***************************************************************************

Item 1. FINANCIAL STATEMENTS

     QUADRA PROJECTS INC.
 (A Development Stage Company)
 CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Restated)

	May 31,	November
	2009	30, 2008
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$ 3,279	$ 5,384
Travel advances	7,756	-
Total current assets	11,035	5,384

Total Assets	$ 11,035	$ 5,384

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities:
Accounts payable	$ 150,000	$ -
Accrued expenses	5,100	6,000
Due to shareholder	72,000	-
Due to Affiliate	6,208	-
Total current liabilities	233,308	6,000

Shareholders’ Deficit:
Common stock: authorized 750,000,000 shares of $0.001 par	30,500	30,500
value; issued and outstanding, 30,500,000 shares
Deficit of par value	(6,100)	(6,100)
Common stock subscribed- 5,000,000 shares at $ 0.50 per share	2,500,000	-
Subscriptions receivable- 5,000,000 shares at $ 0.50 per share	(2,500,000)	-
Deficit accumulated during development stage	(246,673)	(25,016)
Total Shareholder’s Deficit	(222,273)	(616)

Total Liabilities and Shareholders’ Deficit	$ 11,035	$ 5,384

These accompanying notes are an integral part of these financial statements.
-F1-

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)
(Restated)
					June 7, 2007
					(Date of Inception
	Six Month Period Ended		Three Month Period Ended		of Development
	May 31,		May 31,		Stage)
					to
	2009	2008	2009	2008	May 31, 2009

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
Administrative Expenses	221,657	4,529	210,544	505	246,673

Net loss	$ (221,657)	$ (4,529)	$ (210,544)	$ (505)	$ (246,673)

Loss Per Share -
Basic and Diluted	$ -	$ -	$ -	$ -

Weighted average number	30,500,000	30,500,000	30,500,000	30,500,000
of shares outstanding

Included within expenses are the following:

	Six month periods ended May 31,
	2009	2008

Finders Fee	$ 150,000	$ -
Consulting and management fees	32,000	-
Travel	22,244	-
Professional fees	12,205	4,397
Website development	3,400	-
Transfer agent fees	1,600	-
Office and miscellaneous	208	132

Total	$ 221,657	$ 4,529

These accompanying notes are an integral part of these financial statements.

-F2-

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Restated)

			June 7, 2007
			(Date of
	Six Month	Six Month	Inception of
	Period	Period	Development
	Ended	Ended	Stage) To
	May 31,	May 31,	May 31,
	2009	2008	2009

CASH FLOWS FROM OPERATIONS:
Net loss	$ (221,657)	$ (4,529)	$ (246,673)
Reconciliation of net loss to cash flows from operating activities:
Changes not requiring the outlay of cash:
Stock compensation expenses			14,400
Changes in assets and liabilities
(Decrease) increase in accrued expenses	(900)	-	5,100
Increase in travel advances	(7,756)	-	(7,756)
Increase in accounts payable	150,000	-	150,000
Net Cash Consumed by Operating Activities	(80,313)	(4,529)	(84,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder and affiliate loans	78,208	-	78,208
Proceeds of sales of common stock	-	-	10,000
Net Cash Provided by Financing Activities	78,208	-	88,208

Net increase (decrease) in cash	(2,105)	(4,529)	3,279

Cash balance, beginning of period	5,384	9,913	-

Cash balance, end of period	$ 3,279	$ 5,384	$ 3,279

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

2. RESTATEMENTS

On August 12, 2009 the Company determined that a restatement of its financial statements for the year ended November 30, 2008 was necessary to properly value the common shares issued to the Company President on June 30, 2007 as compensation for the organization and formation of the Company. These shares were previously been recorded as an asset and amortized on a straight line basis over a period of 5 years. They were more appropriately recorded as stock compensation expense as part of the restatement for November 30, 2008. The restatement for the Statements of Operations for the three and six months period ended May 31, 2009 and May 31, 2008 relates to the reversal of previously recorded amortization expense. The restatement of the balance sheet includes the effects of adjustments included in the amendment for November 30, 2008.

The effect of these restatements on the Company’s previously issued statements is detailed below:

-F4-

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009
2.	RESTATEMENTS, CONTINUED
Balance sheet May 31, 2009
		Previously			As
		Reported	Adjustments		Restated
Organizational expense		$ 1,110	$ (1,110)	(1)	$ -
Total assets		$ 12,145	$ (1,110)		$ 11,035
Deficit of par value		(18,700)	12,600	(1,2)	(6,100)
Deficit accumulated during development stage		(232,963)	(13,710)	(1,2)	(246,673)
Shareholder’s deficit		(221,163)	(1,110)		(222,273)
Total assets and liabilities		$ 12,145	$ (1,110)		$ 11,035

Statement of Operations
Six Month Period Ended May 31, 2009
		Previously			As
		Reported	Adjustments		Restated
Expenses		$ 221,837	$ (180)	(1)	$ 221,657
Net Loss		$ (221,837)	$ 180		$ (221,657)

Statement of Operations
Three Month Period Ended May 31, 2009
		Previously			As
		Reported	Adjustments		Restated
Expenses		$ 210,634	$ (90)	(1)	$ 210,544
Net Loss		$ (210,634)	$ 90		$ (210,544)

Statement of Operations
June 7, 2007 (date of inception of Development Stage) to May 31, 2009
		Previously			As
		Reported	Adjustments		Restated
Expenses		$ 232,963	$ 13,710	(1,2)	$ 246,673
Net Loss		$ (232,963)	$ (13,710)		$ (246,673)
-F5-

     QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

2. RESTATEMENTS, CONTINUED

Statement of Operations
Six Month Period Ended May 31, 2008

	Previously			As
	Reported	Adjustments		Restated
Expenses	$ 4,709	$ (180)	(1)	$ 4,529
Net Loss	$ (4,709)	$ 180		$ (4,529)

Statement of Operations
Three Month Period Ended May 31, 2008

	Previously			As
	Reported	Adjustments		Restated
Expenses	$ 595	$ (90)	(1)	$ 505
Net Loss	$ (595)	$ 90		$ (505)

-F6-

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009
2.	RESTATEMENTS, CONTINUED
Statement of Cash Flows
Six Month Period Ended May 31, 2009
	Previously			As
	Reported	Adjustments		Restated
Net loss	$ (221,837)	$ 180		$ (221,657)
Amortization expense	180	(180)	(1)	-
Cash consumed in operating activities	$ (80,313)	$ 0		$ (80,313)

Statement of Cash Flows
Six Month Period Ended May 31, 2008
	Previously			As
	Reported	Adjustments		Restated
Net loss	$ (4,709)	$ 180		$ (4,529)
Amortization expense	180	(180)		-
Cash consumed in operating activities	$ (4,529)	$ 0		$ (4,529)

Statement of Cash Flows
June 7, 2007 ( date of inception of development stage) to May 31, 2009
	Previously			As
	Reported	Adjustments		Restated
Net loss	$ (232,963)	$ (13,710)		$ (246,673)
Stock compensation expense	-	14,400	(2)	14,400
Amortization expense	690	(690)	(1)	-
Cash consumed in operating activities	$ (84,929)	$ 0		$ (84,929)

-F7-

     QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

2. RESTATEMENTS, CONTINUED Explanations for adjustments:

(1)The organization cost was originally recorded as an asset ($ 1,800) and amortized. The accumulated amortization ($ 690) has been eliminated.

(2) The shares issued for services in the period ended November 30, 2007 was increased from $1,800 to $ 14,400.

3.         SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. There were no non cash investing or financing activities during either of the periods presented.

4. STOCK SPLITS

The accompanying balance sheet for November 30, 2008 has been adjusted for the 2 for 1 stock split for which the Company filed notice with the Secretary of State of Nevada on April 16, 2009. The profit and loss statements for the three and six month periods ended May 31, 2009 and 2008 have been adjusted for both a prior 5 for 1 stock split and the 2 for 1 stock split previously mentioned.

5. PRIVATE PLACEMENT AGREEMENT

On May 19, 2009, the Company entered into a Private Placement Agreement whereby five investors will purchase 5,000,000 shares at $ 0.50 per share. The proceeds of $ 2,500,000 were to be paid before July 31, 2009, but were not paid. The Company does not intend to pursue this further.

6. CONTINGENCY The Company does not carry insurance. 7. SHAREHOLDER LOANS

The shareholder loans are non-interest bearing demand loans.

8. GOING CONCERN

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

-F8-

     QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

9. SIGNIFICANT CONTRACTS

On April 30, 2009, the Company’s subsidiary, Quadra Energy Systems, Inc (“Energy Systems”) entered into a Technology Purchase Agreement with Quadra Marketing Corp. to purchase Energy Conversion and Waste Disposal Technology, subsequently referred to as the "Acquired Technologies", for consideration of 10% of gross sales generated from use of the Acquired Technology and also 10% of net proceeds of sales of the ECS System. The closing date of the agreement was June 1, 2009. No value has been assigned to the Acquired Technologies.

Acquired Technologies consists of equipment and software for pyrolysis systems consisting of ECS 2000S and ECS Mobile Systems which is a non polluting energy conversion and waste disposal system designed to convert organic waste to fuel and valuable by-products such as activated carbon, fertilizer, producing no air pollution or ash to be land filled.

On April 30, 2009, the Company signed an addendum to a Finders Fee Agreement with Magnum Group International Inc. (“Magnum”), which had originally been executed January 5, 2009. The finder’s fee of $ 150,000 was payable by July 31, 2009 but remains unpaid as of the date of this amendment. Additional fees are required as follows: 10% of net revenues before income taxes generated from those commercial operations of Energy Systems using the systems previously mentioned and 10% of net proceeds from sales of the systems.

On April 30, 2009, Energy Systems entered into a consulting agreement with AMPSC Consulting Group LLC. (“AMPSC”) to perform consulting services related to the Acquired Technologies. Services shall include marketing, arranging and organizing product demonstrations, acquiring customer and competitor intelligence, and submit Under the agreement, AMPSC is entitled to commissions of 10% of each sale and 10% of net financing proceeds received by Energy Systems through the efforts of AMPSC.

10. SUBSEQUENT EVENTS

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

On June 24, 2009, Energy Systems signed a Memorandum of Understanding with Ecoenergy Solutions Pvt, Ltd, an Indian corporation to create a 50-50 joint venture to sell, license and develop the Acquired Technologies. A second joint venture was formed June 24, 2009 between Energy Systems and Ecoenergy Solutions to market and distribute and/ or blend fuel conditioners developed by a company named E-Nova Corp. for use in gasoline, diesel and two-stroke engines. Management has decided not to further pursue this matter.

-F9-

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

For consideration of acquisition of the Acquired Technologies, the Company will pay 10% of all sales generated from use of the Acquired Technologies and 10% of the net proceeds of sales of the Systems.

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

Memorandum of Understanding (MOU) - Proposed Joint Venture

On June 24, 2009, Energy Systems singed a Memorandum of Understanding with Ecoenergy Solutions Pvt, Ltd, an Indian corporation to create a 50-50 joint venture to sell license and develop the Acquired Technologies. Also, a second joint venture, E-Nova Corp., was formed June 24, 2009 between Energy Systems and Ecoenergy Solutions to market and distribute and or blend the E-nnova fuel conditioners with gasoline, diesel and 2 stroke engines. The Company does not intend on further pursuing the joint venture.

Our principal business office is located at 6130 Elton Avenue, Las Vegas, Nevada, 89107. Our administrative office for North American investor relations and U.S. regulatory reporting is located at Suite 200, 245 East Liberty Street, Reno, Nevada, 89501.

Results of Operations

Six month periods ended May 31, 2009 and 2008.

Revenues

We did not generate any revenues for the three and six month periods ended May 31, 2009 and 2008.

Our expenses for the six month period ended May 31, 2009 and 2008 are as follows

	2009	2008
Finders Fee	$ 150,000	$ -
Consulting and management fees	32,000	-
Travel	22,244	-
Professional fees	12,205	4,397
Website development & technical support	3,400	-
Transfer agent fees	1,600	-
Office and miscellaneous	208	132

Total	$ 221,657	$ 4,529

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

Expenses for the six months ended May 31, 2008, consisted of $24 in bank charges, $4,397 paid for audit and legal fees. The remaining $ 108 consisted of office expenses.

For the three month periods ended May 31, 2008, the Company incurred $ 108 in office expenses and $ 397 in legal fees.

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

Item 4T. CONTROLS AND PROCEDURES

(A)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer/Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Chief Executive Officer/Chief Accounting Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-Q/A.

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

On September 14, 2009 and October 14, 2009, we filed an amended 10K Amendments No. 1 and 2, respectively, for the fiscal year ended November 30, 2008 in order to restate our financial statements. Management of the Company, including the chief executive officer and the chief financial officer, concluded that the Company’s internal control over financial reporting were not effective as of November 30, 2008 as a result of misstatements as mentioned in note #3 of our financial statements for the year ended November 30, 2008. The Company’s disclosure controls were compromised as the error that caused the need for a restatement was a result of a misunderstanding on the part of our auditor. The misunderstanding arose from the issue of whether our organization costs should be either expensed or capitalized. The organization costs were to be expensed at fair value however due to the misunderstanding was capitalized at cost in error. The error was discovered upon review of the SEC on August 11, 2009. The lines of communication between the Company and its auditor have been strengthened and the Company does not expect any reoccurrence of this problem. As a result, the Company does not believe that the material weekends still exist.

PART II.

OTHER INFORMATION

Item 1.              Legal Proceedings: None.

Item 1A.          Risk Factors:

A description of the risks associated with our business, financial condition, and results of operations is set forth in our annual report on Form 10-K/A for the year ended November 30, 2008 filed simultaneously with this Quarterly Report on Form 10-Q/A.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds:

On May 19, 2009, the Company entered into a Private Placement Agreement whereby five investors will purchase 5,000,000 shares at $ 0.50 per share. The proceeds of $ 2,500,000 are due before July 31, 2009. Payment was not received by the due date and the Company does not intend on pursuing this further.

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