Form 10-Q
period 2009-08-31
Quadra Projects Inc.
filed 2009-10-15
CIK 1423586

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

As of August 31, 2009, 30,500,000 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format  Yes ☐   No ☒

Item 1. FINANCIAL STATEMENTS

QUADRA PROJECTS INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31,	November
	2009	30, 2008
ASSETS	(Unaudited)	(Audited)
		Restated
Current Assets:
Cash	$ 2,470	$ 5,384
Travel advances	7,756	-
Total current assets	10,226	5,384

Total Assets	$ 10,226	$ 5,384

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities:
Accounts payable	$ 300,000	$ -
Accrued expenses	1,100	6,000
Due to shareholder	102,000	-
Due to Affiliate	54,562	-
Total current liabilities	457,662	6,000

Shareholders’ Deficit:
Common stock: authorized 750,000,000 shares of $0.001 par
value; issued and outstanding, 30,500,000 shares	30,500	30,500
Deficit of par value	(6,100)	(6,100)
Deficit accumulated during development stage	(471,836)	(25,016)
Total Shareholder’s Deficit	(447,436)	(616)

Total Liabilities and Shareholders’ Deficit	$ 10,226	$ 5,384

These accompanying notes are an integral part of these financial statements.
-F1-

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

					June 7, 2007
					(Date of Inception
	Nine Month Period Ended		Three Month Period Ended		of Development
	August 31,		August 31,		Stage)
					to
	2009	2008	2009	2008	August 31, 2009

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
Administrative Expenses	446,820	4,529	225,163	-	471,836

Net loss	$ (446,820)	$ (4,529)	$ (225,163)	$ -	$ (47 1,836)

Loss Per Share -
Basic and Diluted	$ (.01)	$ -	$ (.01)	$ -

Weighted average number	30,500,000	30,500,000	30,500,000	30,500,000
of shares outstanding

Included within expenses are the following:
	Nine month periods ended August 31,
	2009	2008

Consulting and management fees	$ 202,900	$ -
Finders Fee	150,000	-
Investor relations	30,000	-
Professional fees	28,970	4,397
Travel	23,804	-
Transfer agent fees	3,568	-
Website development	3,400	-
Office and miscellaneous	4,178	132

Total	$ 446,820	$ 4,529

These accompanying notes are an integral part of these financial statements.

-F2-

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			June 7, 2007
	Nine	Nine	(Date of
	Month	Month	Inception of
	Period	Period	Development
	Ended	Ended	Stage) To
	August 31,	August 31,	August 31,
	2009	2008	2009
CASH FLOWS FROM OPERATIONS:
Net loss	$ (446,820)	$ (4,529)	$ (471,836)
Reconciliation of net loss to cash flows from operating activities:
Changes not requiring the outlay of cash:
Stock Compensation Expense	-	-	14,400
Changes in assets and liabilities
Decrease in accrued expenses	(4,900)	-	1,100
Increase in travel advances	(7,756)	-	(7,756)
Increase in accounts payable	300,000	-	300,000
Net Cash Consumed by Operating Activities	(159,476)	(4,529)	(164,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder and affiliate loans	181,562	-	181,562
Repayments of affiliate loans	(25,000)	-	(25,000)
Proceeds of sales of common stock	-	-	10,000
Net Cash Provided by Financing Activities	156,562	-	166,562

Net increase (decrease) in cash	(2,914)	(4,529)	2,470

Cash balance, beginning of period	5,384	9,913	-

Cash balance, end of period	$ 2,470	$ 5,384	$ 2,470

These accompanying notes are an integral part of these financial statements.

-F3-

     QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

1. BASIS OF PRESENTATION

The unaudited consolidated interim financial statements of Quadra Projects Inc. and its wholly owned subsidiary ( the “Company”) as of August 31, 2009 and for the three and nine month periods ended August 31, 2009 and 2008 and the period June 7, 2007 (date of inception) to August 31, 2009, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the nine month period ended August 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2009.

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

2.         SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. In addition, there were no non-cash investing or financing activities for either of the periods presented.

3. STOCK SPLITS

The accompanying balance sheet for November 30, 2008 has been adjusted for the 2 for 1 stock split for which the Company filed notice with the Secretary of State of Nevada on April 16, 2009. The profit and loss statements for the three and nine month periods ended August 31, 2009 and 2008 have been adjusted for both a prior 5 for 1 stock split and the 2 for 1 stock split previously mentioned.

4. PRIVATE PLACEMENT AGREEMENT

On May 19, 2009, the Company entered into a Private Placement Agreement whereby five investors would purchase 5,000,000 shares at $ 0.50 per share. The proceeds of $ 2,500,000 were due before July 31, 2009. The Private Placement Agreement has since expired and the Company has chosen not to further pursue the matter.

5. CONTINGENCY The Company does not carry insurance. 6. SHAREHOLDER LOANS

The shareholder loans are non-interest bearing demand loans.

-F4-

     QUADRA PROJECTS INC.
(A Development Stage Company)
 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

7. SIGNIFICANT CONTRACTS

On April 30, 2009, the Company’s subsidiary, Quadra Energy Systems, Inc (“Energy Systems”) entered into a Technology Purchase Agreement with Quadra Marketing Corp. to purchase Energy Conversion and Waste Disposal Technology, subsequently referred to as the “Acquired Technologies, for consideration of 10% of gross sales generated from use of the Technology and also 10% of net proceeds of sales of the ECS Systems. The closing date of the agreement was June 1, 2009. No value has been assigned to the “Acquired Technologies.”

Acquired Technologies consists of equipment and software for pyrolysis systems consisting of ECS 2000S and ECS Mobile Systems (ECS Systems) which is a non polluting energy conversion and waste disposal system designed to convert organic waste to fuel and valuable by-products such as activated carbon, fertilizer, producing no air pollution or ash to be land filled.

On April 30, 2009, the Company signed an addendum to a Finders Fee Agreement with Magnum Group International Inc. (“Magnum”), which had originally been executed January 5, 2009. The finder’s fee is $ 150,000, originally payable by July 31, 2009. This fee has thus far not been paid. Additional fees are required as follows: 10% of net revenues before income taxes generated from those commercial operations of Energy Systems using the systems previously mentioned and 10% of net proceeds from sales of the systems.

On April 30, 2009, Energy Systems entered into a consulting agreement with AMPSC Consulting Group LLC. (“AMPSC”) to perform consulting services related to the Acquired Technologies. Services shall include marketing, arranging and organizing product demonstrations, acquiring customer and competitor intelligence, and submitting written approvals for sales of products, formation of joint ventures, the licensing of the System and other related matters designated by Energy Systems. The term of the agreement is from May 1, 2009 until April 30, 2019. AMPSC shall be entitled to commissions of 10% of the net proceeds of sales of ECS Systems and 10% of net financing proceeds received by Energy Systems through the efforts of AMPSC.

-F5-

     QUADRA PROJECTS INC.
 (A Development Stage Company)
 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

7.         SIGNIFICANT CONTRACTS CONTINUED

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

On June 24, 2009, Energy Systems signed a Memorandum of Understanding with Ecoenergy Solutions Pvt, Ltd, an Indian corporation to create a 50-50 joint venture to sell, license and develop the Acquired Technologies. A second joint venture was formed June 24, 2009 between Energy Systems and Ecoenergy Solutions to market and distribute and/or blend fuel conditioners developed by a company named E-Nova Corp. for use in gasoline, diesel and two-stroke engines. The Company has elected to no longer pursue this agreement.

Distribution Agreement – North America

On July 17, 1009 Quadra Energy Systems entered into an agreement with Ecobiosol Energy Inc. (“EEI”), a Nevada corporation, wherein EEI was appointed as exclusive distributor of the ECS Systems in North America (the “Territory”), provided however, the Company, or its affiliated companies shall be entitled to establish their own or joint venture with third parties up to 10 ECS System plants in the Territory. The term of the Agreement is for 10 years which term could be extended for additional 5 year terms unless written notice of termination is delivered by either party no less than 30 days prior to the expiration of the then current term. The Agreement requires that EEI purchase a minimum of two ECS Systems in year 1 and thereafter a minimum of ten ECS Systems in each year during the then current term.

Distribution Agreement – China, Hong Kong, Macau

On July 20, 2009, Energy Systems entered into an agreement with Fanta International Enterprises (Canada) Inc. (“Fanta”) wherein Fanta was appointed as exclusive distributor for ECS Systems in China, Hong Kong and Macau (the “Territory”), for a term of 2 years which such term could be extended for an additional 2 year term, provided that Fanta achieves its minimum purchase requirements of one ECS System in year 1, three ECS Systems in year 2 and ten ECS Systems in years 3 and year 4. Thereafter any renewal terms would be subject to mutually acceptable terms, provided however if the parties fail to agree on terms of any renewal, then Energy Systems shall have right to determine the conditions of any subsequent renewal. Provided however, nothing contained herein shall prohibit or restrict Energy Systems or its affiliated companies to be incorporated in Taiwan, or its affiliated companies from establishing their own or joint venturing with third parties a total maximum of ten ECS Systems waste to energy system plants in the Territory.

The agreement provides that Fanta can appoint a network of sub-distributors in the Territory to assist Fanta in the sales and servicing required in the Territory. The Agreement further provides Fanta shall establish a full service distribution and parts center, service maintenance team, sales team to support the sales of ECS Systems in the Territory and to jointly promote the marketing of ECS System with Energy Systems.

-F6-

     QUADRA PROJECTS INC.
 (A Development Stage Company)
 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

8.         PROPOSED AMENDMENT TO CERTIFICATE OF INCORPORATION

On July 22, 2009, the Company’s Board of Directors approved a resolution for the issuance of up to 750,000,000 shares of preferred stock. That resolution was approved by the shareholders, as required, shortly thereafter. On September 17, 2009, the State of Nevada approved this amendment to the certificate of incorporation.

9. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced losses, has an accumulated deficit of $ 471,836 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, are to raise necessary funds through shareholder loans.

-F7-

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

Effective May 14, 2009, the Company completed its acquisition of its subsidiary, Novel International Group Inc. (“Novel”). Novel was incorporated under the laws of Belize and prior to being acquired, had no prior operating history with no assets, liabilities or equity. Novel has an authorized capital of 50,000 common shares and has issued all 50,000 shares to the Company for consideration of $ 5,000. Novel does not intend on participating in any further transactions with the Company. On June 30th 2009, the Company entered into an agreement to sell Novel to its sole officer and director for consideration of $ 1.00.

On September 29, 2009, the Company appointed Rosemary Samuels as our corporate secretary.

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

Quadra Marketing has transferred to Energy Systems the title and rights of the Acquired Technologies along with engineering and design drawings, studies and reports and all information relating to the Acquired Technologies, whether written or oral and related technologies including the past, present and future versions software, computer programs, data and text (regardless of the form in which it including but not limited to the source code version thereof and the batch processor logic module) and all patent rights, copyrights, trade secret rights and other proprietary rights in and thereto including all documentation for the software, all technical documentation, system designs and specifications, flow charts, record and file layouts, memoranda, correspondence and other such documentation containing or relating to the design, structure or coding or testing of, or algorithms or routines used in, or errors discovered or corrected in, the software and any other type of information or material relating to the software and invention and related technology that was prepared by or for the inventor of the Acquired Technologies. Energy Systems will retain 100% interest of use of the Acquired Technologies worldwide with the exception of Taiwan where the inventor of the Acquired Technologies shall retain up to 40% interest in the use of the Acquired Technologies.

For consideration of acquisition of the Acquired Technologies, the Company will pay 10% of all sales generated from use of the “Acquired Technologies” and 10% of the net proceeds of sales of the Systems.

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

The finder’s fee is $ 150,000 and was payable by July 31, 2009 and remains unpaid as of the time of issuing this report. In addition, 10% of net revenues before income taxes of Energy Systems generated from commercial operations using the Systems and 10% of net proceeds on sale of each System shall be remitted Magnum.

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

Memorandum of Understanding (MOU) - Proposed Joint Venture

On June 24, 2009, Energy Systems singed a Memorandum of Understanding with Ecoenergy Solutions Pvt, Ltd, an Indian corporation to create a 50-50 joint venture to sell license and develop the Acquired Technologies. Also, a second joint venture, E-Nova Corp., was formed June 24, 2009 between Energy Systems and Ecoenergy Solutions to market and distribute and or blend the E-nnova fuel conditioners with gasoline, diesel and 2 stroke engines. The Company no longer intends to pursue this agreement.

Distribution Agreement – China, Hong Kong, Macau

On July 20, 2009, Energy Systems entered into an agreement with Fanta International Enterprises (Canada) Inc. (“Fanta”) wherein Fanta was appointed as exclusive distributor of the Systems in China, Hong Kong and Macau (the “Territory”), for a term of 2 years which such term could be extended for an additional 2 year term, provided that Fanta achieves its minimum purchase requirements of one System in year 1, three Systems in year 2 and ten Systems in years 3 and year 4. Thereafter any renewal terms would be subject to mutually acceptable terms, provided however if the parties fail to agree on terms of any renewal, then Energy Systems shall have right to determine the conditions of any subsequent renewal. Provided however, nothing contained herein shall prohibit or restrict Energy Systems or its affiliated companies to be incorporated in Taiwan, or its affiliated companies from establishing their own or joint venturing with third parties a total maximum of ten Systems for use in plants in the Territory.

The agreement provides that Fanta can appoint a network of sub-distributors in the Territory to assist Fanta in the sales and servicing required of the Systems in the Territory. The Agreement further provides Fanta shall establish a full service distribution and parts center, service maintenance team, sales team to support the sales of QES2000 waste to energy Units in the Territory and to jointly promote the marketing of the System with Energy Systems.

Distribution Agreement – North America

On July 17, 1009 Energy Systems entered into an agreement with Ecobiosol Energy Inc. (“EEI”), a Nevada corporation, wherein EEI was appointed as exclusive distributor of the Systems in North America (the “Territory”), provided however, Energy Systems, or its affiliated companies shall be entitled to establish their own or joint venture with third parties up to 10 Systems of use in plants in the Territory. The term of the Agreement is for 10 years which term could be extended for additional 5 year terms unless written notice of termination is delivered by either party no less than 30 days prior to the expiration of the then current term. The Agreement requires that EEI purchase a minimum of two Systems in year 1 and thereafter a minimum of ten Systems in each year during the then current term.

The Agreement also provides EEI and its affiliates, the right at EEI’s option to become an operator of certain Systems used in plants as well as a distributor, on the condition that should EEI or any of its affiliates elect to become an operator of one or more Systems in plants, a royalty of 5% shall be paid to Energy Systems on all gross revenues exceeding $1,000,000 generated from each System used in plants operated by EEI.

The Agreement fur0ther provides that EEI shall provide a full service distribution center, service maintenance team, sales team and finance department to support credit terms for purchases or leasing of the System in the Territory and to jointly promote the marketing of the System with Energy Systems.

Further, the Company and Energy Systems and EEI have entered into another material agreement dated the 17th of July 2009 wherein EEI agreed to subscribe to a private placement of the Company’s shares on the terms presented below. The Private Placement agreement has not yet been finalized.

1.	Upon the first closing date, being the 1st day of August 2009, the purchase of 715,000 shares at a purchase price of $0.35 per share for an aggregate purchase price of $250,250.

2.	Upon the second closing date, being the 1st day of September 2009, the purchase of 715,000 shares at a purchase price of $0.35per share for an aggregate purchase price of $250,250.

3.	Upon the first third closing date, being the 1st day of October 2009, the purchase of 500,000 shares at a purchase price of $0.50 per share for an aggregate purchase price of $250,000.

4.	Upon the forth closing date, being the 1st day of November 2009, the purchase of 500,000 shares at a purchase price of $0.50 per share for an aggregate purchase price of $250,000.

Concurrently with the signing of the agreement EEI placed on order with Energy Systems for the initial purchase of 1 System.

Amendment to Articles of Incorporation – Preferred Shares

Our Amended Articles of Incorporation (the "Articles") currently authorize the issuance of 750,000,000 shares of common stock, $.001 par value, and no shares of preferred stock. On July 22, 2009 our Board of Directors approved, subject to receiving the approval of a majority of the shareholders of our common stock, an amendment to our Articles to authorize the issuance of up to 750,000,000 shares of preferred stock in the capital of our corporation. The shareholder approval was obtained and a Form 14C was filed with the Securities and Exchange Commission on August 14, 2009. The Board of Directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of the shares of preferred stock.

The general purpose and effect of the amendment to our corporation's Articles is to authorize the Preferred Shares, which will enhance our Corporation's ability to finance the development and operation of our business. As of to date, we have not issued any preferred shares.

Our principal business office is located at 6130 Elton Avenue, Las Vegas, Nevada, 89107. Our administrative office for North American investor relations and U.S. regulatory reporting is located at Suite 200, 245 East Liberty Street, Reno, Nevada, 89501.

Results of Operations

Nine month periods ended August 31, 2009 and 2008.

Revenues

We did not generate any revenues for the three and nine month periods ended August 31, 2009 and 2008.

Our expenses for the nine month period ended August 31, 2009 and 2008 are as follows.

	2009	2008
Consulting and management fees	$ 202,900	$ -
Finders Fee	150,000	-
Investor relations	30,000	-
Professional fees	28,970	4,397
Travel	23,804	-
Transfer agent fees	3,568	-
Website development	3,400	-
Office and miscellaneous	4,178	132

Total	$ 446,820	$ 4,529

Consulting and Management Fees

For the nine month ended August 31, 2009, we incurred consulting fees and management fees totaling $ 202,900 of which $ 150,000 relates to our consulting agreement with Magnum as mentioned above for the period from June 15 through August 31, 2009 and $ 46,900 relates to marketing and promotion costs. A further $ 6,000 was incurred for management fees. The $ 150,000 in consulting fees due Magnum represents 2 ½ months of the $ 60,000 per month consulting contact with for accounting and corporate governance, assistance in compliance with international and domestic financing, domestic, international taxation, Federal and state securities laws, and secondary securities trading, assistance with business acquisitions and dispositions and matters of general and special law. We expect to incur approximately $ 4,000 per month in consulting costs relating to marketing and promotion.

For the three month ended August 31, 2009, our consulting and management fee expenses were $ 170,900 of which $ 150,000 relates to our consulting agreement with Magnum as mentioned above and $ 20,900 relates to other consulting fees.

Finders Fee

For the nine month ended August 31, 2009, we incurred $ 150,000 in finders’ fees pursuant to our Finders Fee Agreement with Magnum. The finders’ fee relates to technology acquired under the Technology Purchase Agreement signed with Quadra Marketing. This is a one time cost. In addition, the agreement provides that 10% of net revenues before income taxes of Energy Systems generated from commercial operations using the Systems and 10% of net proceeds on sale of each System shall be remitted Magnum. The Finders Fee Agreement is for a term of 15 years. We did not incur such fees during the three month ended August 31, 2009.

Investor Relations

For the nine month ended August 31, 2009, we incurred $ 30,000 in investor relations fees as per our agreement with Fusion as mentioned above. The agreement commenced June 1, 2009 of which the monthly fee of $ 10,000 is due the 1st of each month. The term of the agreement is for one year.

Professional Fees

For the nine month ended August 31, 2009 professional fees incurred totaled $ 28,970 of which $ 9,000 relates to audit and review fees, $ 9,000 relates to bookkeeping fees and the remainder of $ 10,970 relates to legal fees. For the three month ended August 31, 2009, professional fees incurred totaled $ 16,765 consisting of audit and review fees of $ 3,900, bookkeeping fees of $ 5,000 and legal fees of $ 7,865. Our audit and legal fees are expected to vary.

Travel

For the nine month period ended August 31, 2009, the Company incurred $ 22,870 in travel costs of which $ 22,244 was incurred for travel to India and the Singapore for the purpose of promoting Acquired Technologies. A further $ 1,560 was incurred for during the three month ended August 31, 2009. We do not expect to incur further travel costs to India and Singapore as our efforts will be concentrated on appointment of distributors.

Transfer Agent Fees

Our transfer agent fees are expected to vary however expenses incurred for the nine month ended August 31, 2009 of $ 3,568 consist of initial set up costs. Transfer agent fees of $ 1,968 were incurred for the three month ended August 31, 2009.

Website Development

The Company has completed developing its website and has incurred a total of $ 3,400 in website development and technical support expenses of which was incurred during the nine month ended August 31, 2009. We did not incur an additional costs during the three month ended August 31, 2009. We do not expect to incur additional website development costs with the exception of technical support when required.

Three Months Ended August 31, 2008

Expenses for the nine months ended August 31, 2008, consisted of $24 in bank charges, $4,397 paid for audit and legal fees. The remaining $ 108 consisted of office expenses.

For the three month periods ended August 31, 2008, we did not incur any expenses.

Our expenses are expected to vary and we cannot determine trends in our expenditures given our lack of operating history.

Liquidity and Capital Resources

As of August 31, 2009, we had a working capital deficit of $ 447,436. Over the next 12 months, we will require approximately $ 1,075,000 to sustain our working capital needs as follows:

Payment of various account payables	$ 300,000
Consulting expenses	780,000
Total	$ 1,080,000

Consulting expense consists of $ 60,000 relating to the Investor Relations Agreement and $ 720,000 relating to the Consulting Agreement with Magnum.

Our cash consumed by operating activities for the nine month period ended August 31, 2009 was $ 159,476. Travel advances in the amount of $ 7,756 consist of an advance for anticipated additional costs relating to travel to India and Singapore. The increase in accounts payable of $ 300,000 consist of amounts relating to the finders fee of $ 150,000 and a further $ 150,000 relating to our consulting agreement with Magnum for the period June 15 through August 31, 2009.

Our cash flows from financing activities were $ 156,562 for the nine month period ended August 31, 2009. Additional capital is required in order to fund our working capital needs and we expect to receive additional financing through shareholder loans. As of August 31, 2009, we obtained $ 181,562 in shareholder and affiliate loans of which $ 25,000 was repaid. Such loans will be without stated terms of repayment or interest. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and affiliate loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

Item 4T. CONTROLS AND PROCEDURES

        (A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer/Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Chief Executive Officer/Chief Accounting Officer has concluded that the Company’s disclosure controls and procedures were effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-Q.

        (B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 3rd fiscal quarter ended August 31, 2009, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings: None.

Item 1A.	Risk Factors:

A description of the risks associated with our business, financial condition, and results of operations is set forth in our annual report on Form 10-K for the year ended November 30, 2008 filed simultaneously with this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3.	Defaults Upon Senior Securities: None.

Item 4.	Submission of Matters to a Vote of Security Holders: None

Item 5.	Other Information: None.

Item 6.
A) Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation dated June 8, 2007(1)
3.2	Articles of Incorporation dated June 8, 2007(1)
3.3	Bylaws, effective June 7, 2008(1)
10.1	Technology Purchase Agreement dated April 30, 2009(2)
10.2	Addendum to Finders Fee Agreement dated April 30, 2009(2)
10.3	Consulting Agreement dated April 30, 2009(3)
10.4	Investor Relations Agreement dated June 8, 2009(4)
10.5	Consulting Agreement dated June 15, 2009(4)
31.1	CEO, CAO Section 302 Certification
32.1	CEO, CAO Section 906 Certification

(1)	Incorporated by reference from Form S-1 filed with the SEC on March 18, 2008.

(2)	Incorporated by reference from Form 8K filed with the SEC on May 5, 2009

(3)	Incorporated by reference from Form 8K filed with the SEC on May 20, 2009

(4)	Incorporated by reference from Form 8K filed with the SEC on June 15, 2009

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
  June 23, 2009 – Item 1.01 amending Form 8K Filed with the SEC on May 20, 2009.
  July 14, 2009 – Item 1.01 relating to sale of subsidiary (Novel International Group Inc.)
  July 22, 2009 – Item 1.01 relating to distribution agreement with Fanta International Enterprises (Canada) Inc.
  July 23, 2009 – Item 1.01- relating to distribution agreement with Ecobiosol Energy Inc.
  September 14, 2009 – Item 4.02 relating to amendment and restatement of various periodic reports
  September 15, 2009 – Item 4.02 relating to amending Form 8K filed on September 14, 2009

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

QUADRA PROJECTS INC.
Date: October 14, 20090
/s/ Claude Diedrick
By:
Claude Diedrick
President, CEO, CAO, Treasurer and Director