Form 10-Q/A
period 2008-02-29
Quadra Projects Inc.
filed 2009-11-30
CIK 1423586

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q/A

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to Commission file number 000-53156 ________________

QUADRA PROJECTS INC.

(Exact name of small business issuer as specified in its charter)

________________

NEVADA	45-0588917
(State or other jurisdiction of	(IRS employer
incorporation or organization)	Identification No.)

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

As of February 29, 2008, 30,500,000 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐  No ☒

***************************************************************************

Form 10Q for February 29, 2008 originally filed with the SEC on April 7, 2008 has been amended to correct the valuation of 18,000,000 common shares, as adjusted for subsequent stock splits that were issued to the former President on June 30, 2007. In addition, the value initially assigned to those shares had been initially capitalized as organization costs and has been expensed in the amendment.

***************************************************************************

Item 1. FINANCIAL STATEMENTS

QUADRA PROJECTS INC. (A Development Stage Company) FINANCIAL STATEMENTS FEBRUARY 29, 2008 (Restated)

QUADRA PROJECTS INC.
(A Development Stage Company)
BALANCE SHEETS
(Restated)

	February 29,	November 30,
	2008	2007
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$ 9,889	$ 9,913
Total Current Assets	9,889	9,913

Total Assets	$ 9,889	$ 9,913

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities:
Accrued liabilities	$ 4,000	$ -

Total Current Liabilities	4,000	-

Shareholders’ Equity:
Common stock: authorized 750,000,000 shares of $0.001 par	30,500	30,500
value; issued and outstanding, 30,500,000 shares
Capital in excess of par value	(6,100)	(6,100)
Deficit accumulated during development stage	(18,511)	(14,487)
Total Shareholder’s Equity	5,889	9,913

Total Liabilities and Shareholders’ Equity	$ 9,889	$ 9,913

These accompanying notes are an integral part of these financial statements.
-F1-

     QUADRA PROJECTS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
FOR THE THREE MONTH PERIOD ENDED FEBRUARY 29, 2008 AND FOR THE PERIOD
JUNE 7, 2007 TO FEBRUARY 29, 2008
(UNAUDITED)
(Restated)

		June 7, 2007
		(Date of Inception
		of Development Stage)
	2008	to February 29, 2008

Revenue	$ -	$ -

Expenses:
Selling and Administrative Expenses	4,024	18,511
Operating Loss	(4,024)	(18,511)

Provision for Income Taxes:
Current Provision	-	-

Net loss for the period	$ (4,024)	$ (18,511)

Loss Per Share -
Basic and Diluted	$ -

Weighted average
number of shares
Outstanding	30,500,000

These accompanying notes are an integral part of these financial statements.

-F2-

     QUADRA PROJECTS INC.
(A Development Stage Company)
 STATEMENT OF CASH FLOWS
FOR THE THREE MONTH ENDED FEBRUARY 29, 2008 AND FOR THE PERIOD
JUNE 7, 2007 TO FEBRUARY 29, 2008
 (UNAUDITED)
 (Restated)

		June 7, 2007
		(Date of
		Inception of
	2008	Development
		Stage)
		to February
		29, 2008
CASH FLOWS FROM OPERATIONS:
Net loss	$ (4,024)	$ (18,511)
Reconciliation of net loss to cash flows from operating activities:
Changes not requiring the outlay of cash:
Stock compensation expenses	-	14,400
Changes in assets and liabilities:
Accrued liabilities	4,000	4,000

Net Cash Consumed by Operating Activities	(24)	(111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of sales of common stock	-	10,000

Net Cash Provided by Financing Activities	-	10,000

Net increase (decrease) in cash	(24)	9,889

Cash balance, beginning of period	9,913	-

Cash balance, end of period	$ 9,889	$ 9,889

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

2. RESTATEMENTS

On August 12, 2009 the Company determined that a restatement of its financial statements for the year ended November 30, 2008 was necessary to properly value the common shares issued to the Company President on June 30, 2007 as compensation for the organization and formation of the Company. These shares were previously been recorded as an asset and amortized on a straight line basis over a period of 5 years. They were more appropriately recorded as stock compensation expense as part of the restatement for November 30, 2008. The restatement for the Statements of Operations for the three month periods ended February 29, 2008 relates to the reversal of previously recorded amortization expense. The restatement of the balance sheet includes the effects of adjustments included in the amendment for November 30, 2008.

The effect of these restatements on the Company’s previously issued statements is detailed below:

-F4-

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008
2. RESTATEMENTS, CONTINUED
Balance sheet February 29, 2008
	Previously			As
	Reported	Adjustments		Restated
Organizational expense	$ 1,560	$ (1,560)	(1)	$ -
Total assets	$ 11,449	$ (1,560)		$ 9,889
Par value of stock	3,050	27,450	(3)	30,500
Capital in excess of par value	8,750	(14,850)	(1,2,3)	(6,100)
Deficit accumulated during development stage	(4,351)	(14,160)	(1,2)	(18,511)
Shareholder’s equity	7,449	(1,560)		5,889
Total assets and liabilities	$ 11,449	$ (1,560)		$ 9,889

Statement of Operations
Three Month Period Ended February 29, 2008
	Previously			As
	Reported	Adjustments		Restated
Expenses	$ 4,114	$ (90)	(1)	$ 4,024
Net Loss	$ (4,114)	$ 90		$ (4,024)

Statement of Operations
June 7, 2007 (date of inception of Development Stage) to February 29, 2008
	Previously			As
	Reported	Adjustments		Restated
Expenses	$ 4,351	$ 14,160	(1,2)	$ 18,511
Net Loss	$ (4,351)	$ (14,160)		$ (18,511)
-F5-

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008

2. RESTATEMENTS, CONTINUED

Statement of Cash Flows
Three Month Period Ended February 29, 2008

	Previously			As
	Reported	Adjustments		Restated

Net loss	$ (4,114)	$ 90		$ (4,024)
Amortization expense	90	(90)		-

Cash consumed in operating activities	$ (24)	$ -		$ (24)

Statement of Cash Flows
June 7, 2007 ( date of inception of development stage) to February 29, 2008

	Previously			As
	Reported	Adjustments		Restated

Net loss	$ (4,351)	$ (14,160)		$ (18,511)
Stock compensation expense	-	14,400	(2)	14,400
Amortization expense	240	(240)	(1)	-

Cash consumed in operating activities	$ (111)	$ -		$ (111)

-F6-

     QUADRA PROJECTS INC.
 (A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008

2. RESTATEMENTS, CONTINUED Explanations for adjustments:

(1)	The organization cost was originally recorded as an asset ($ 1,800) and amortized. The accumulated amortization ($ 240) has been eliminated.

(2)	The shares issued for services in the period ended November 30, 2007 was increased from $1,800 to $ 14,400.

(3)	To reflect the 2 for 1 stock split subsequently announced.

3. SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. There were no non cash investing or financing activities during either of the periods presented.

4. STOCK SPLITS

The accompanying balance sheet for February 29, 2008 and November 30, 2007 has been adjusted for the 2 for 1 stock split for which the Company filed notice with the Secretary of State of Nevada on April 16, 2009. The profit and loss statements for the three month period ended February 29, 2008 have been adjusted for both a prior 5 for 1 stock split and the 2 for 1 stock split previously mentioned.

5. COMMENCEMENT OF OPERATION

The Company did not commence operations until June 7, 2007.

6. CONTINGENCY The Company does not carry insurance.

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

************************************************************************

As of the date of filing of this amended 10Q for the quarter ended February 29, 2008, the Company has ceased operations relating to distribution of the electronic non invasive acupuncture pen. Upon further market research, it was determined that pursuing the marketing and sale of this product was not as profitable as previously projected. On April 30, 2009, the Company acquired Energy Conversion and Waste Disposal Technology and has established Joint Ventures and Distribution agreements with various parties. The Company intends on pursuing its efforts in the Energy Conversion and Waste Disposal sector as its principle business activity indefinitely.

************************************************************************

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

Results of Operations

Three month period ended February 29, 2008.

Revenues

We did not generate any revenues for the three month period ended February 29, 2008. To date we have not signed any further distribution agreements nor have we generated sales from BLL.

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

Expenses

Expenses for the three month period ended February 29, 2008 consist of $24 in bank charges, and $4,000 accrued for professional fees. Professional fees consist of fees paid for edgar filing fees and related cost for preparation of periodic reports and other reports as required.

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

Item 4T. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer/Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Chief Executive Officer/Chief Accounting Officer has concluded that the Company’s disclosure controls and procedures are, in fact, not effective at this reasonable assurance level as of the period covered.

The Company has filed Form 10K/A for the year ended November 30, 2008 to amended and correct the valuation of 18,000,000 common shares, as adjusted for subsequent stock splits, that was issued to the former company President on June 30, 2007. In addition, the value initially assigned to those shares had been initially capitalized as organization costs and has been expensed in the amendment. The error has caused our Chief Executive Officer and Chief Financial Officer to re-evaluate whether the Company’s disclosure controls and procedures and internal control over financial reporting were effective and have concluded that such controls were not effective in that the error was not rectified prior to the filing of Form 10K for the year ended November 30, 2008 and Form 10Q for the February 29, 2008 fiscal quarter.

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

A description of the risks associated with our business, financial condition, and results of operations is set forth in our Registration statement on Form S-1 (as amended) for the year ended November 30, 2007 filed simultaneously with this Quarterly Report on Form 10-Q/A.

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

Date: November 27, 2009

/s/ Claude Diedrick
                                         By:
Claude Diedrick
                                                 President, CEO, CAO, Treasurer and Director