Form 10-Q/A
period 2008-05-31
Quadra Projects Inc.
filed 2009-11-30
CIK 1423586

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q/A Amendment No. 2

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

As of May 31, 2008, 30,500,000 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐  No ☒

***************************************************************************

Form 10Q for May 31, 2008– Amendment No.1 originally filed with the SEC on July 14, 2008 has been amended to correct the valuation of 18,000,000 common shares, as adjusted for subsequent stock splits that were issued to the former President on June 30, 2007. In addition, the value initially assigned to those shares had been initially capitalized as organization costs and has been expensed in the amendment. The related amortization expense previously recorded has been reversed.

***************************************************************************

Item 1.   FINANCIAL STATEMENTS

QUADRA PROJECTS INC. (A Development Stage Company) FINANCIAL STATEMENTS MAY 31, 2008 (Restated)

QUADRA PROJECTS INC.
(A Development Stage Company)
BALANCE SHEETS
(Restated)

	May 31, 2008	November 30,
		2007
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$ 5,384	$ 9,913
Total Current Assets	5,384	9,913

Total Assets	$ 5,384	$ 9,913

LIABILITIES AND SHAREHOLDER’S EQUITY

Total Liabilities	$ -	$ -

Shareholders’ Equity:
Common stock: authorized 750,000,000 shares of $0.001 par	30,500	30,500
value; issued and outstanding, 30,500,000 shares
Capital in excess of par value	(6,100)	(6,100)
Deficit accumulated during development stage	(19,016)	(14,487)
Total Shareholder’s Equity	5,384	9,913

Total Liabilities and Shareholders’ Equity	$ 5,384	$ 9,913

These accompanying notes are an integral part of these financial statements.
-F1-

     QUADRA PROJECTS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2008 AND FOR THE PERIOD
 JUNE 7, 2007 TO MAY 31, 2008
(UNAUDITED)
 (Restated)

			June 7, 2007
			(Date of Inception
	Six Months Ended	Three Months	of Development Stage)
	May 31, 2008	Ended May 31, 2008	to May 31, 2008

Revenue	$ -	$ -	$ -

Expenses:
Selling and Administrative Expenses	4,529	505	19,106
Operating Loss	(4,529)	(505)	(19,016)

Net loss for the period	$ (4,529)	$ (505)	$ (19,016)

Loss Per Share -
Basic and Diluted	$ -	$ -	$ -

Weighted average
number of shares
Outstanding	30,500,000	30,500,000

	These accompanying notes are an integral part of these financial statements.

-F2-

     QUADRA PROJECTS INC.
 (A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED MAY 31, 2008 AND FOR THE PERIOD
JUNE 7, 2007 TO MAY 31, 2008
(Unaudited)
(Restated)

		June 7, 2007
		(Date of
		Inception of
		Development
		Stage)
		to May 31,
	2008	2008
CASH FLOWS FROM OPERATIONS:
Net loss	$ (4,529)	$ (19,106)
Reconciliation of net loss to cash flows from operating activities:
Changes not requiring the outlay of cash:
Stock compensation expenses	-	14,400

Net Cash Consumed by Operating Activities	(4,529)	(4,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of sales of common stock	-	10,000

Net Cash Provided by Financing Activities	-	10,000

Net increase (decrease) in cash	(4,529)	5,384

Cash balance, beginning of period	9,913	-

Cash balance, end of period	$ 5,384	$ 5,384

These accompanying notes are an integral part of these financial statements.

-F3-

QUADRA PROJECTS INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS MAY 31, 2008

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Quadra Projects Inc. (“the Company”) as of May 31, 2008 and for the three and six month periods ended May 31, 2008, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the six month period ended May 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2008.

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

2. RESTATEMENTS

On August 12, 2009 the Company determined that a restatement of its financial statements for the year ended November 30, 2008 was necessary to properly value the common shares issued to the Company President on June 30, 2007 as compensation for the organization and formation of the Company. These shares were previously been recorded as an asset and amortized on a straight line basis over a period of 5 years. They were more appropriately recorded as stock compensation expense as part of the restatement for November 30, 2008 and 2007. The restatement for the Statements of Operations for the three and six month period ended May 31, 2008 relates to the reversal of previously recorded amortization expense. The restatement of the accumulated deficit also reflects the expensing of organization services.

The effect of these restatements on the Company’s previously issued statements is detailed below:

-F4-

QUADRA PROJECTS INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2008
2. RESTATEMENTS, CONTINUED
Balance sheet May 31, 2008
	Previously			As
	Reported	Adjustments		Restated
Organizational expense	$ 1,470	$ (1,470)	(1)	$ -
Total assets	$ 6,854	$ (1,470)		$ 5,384
Par value of stock	$ 3,050	27,450	(3)	30,500
Deficit of par value	8,750	(14,850)	(1,2,3)	(6,100)
Deficit accumulated during development stage	(4,946)	(14,070)	(1,2)	(19,016)
Shareholder’s deficit	6,854	(1,470)		5,384
Total assets and liabilities	$ 6,854	$ (1,470)		$ 5,384

Statement of Operations
Six Month Period Ended May 31, 2008
	Previously			As
	Reported	Adjustments		Restated
Expenses	$ 4,709	$ (180)	(1)	$ 4,529
Net Loss	$ (4,709)	$ 180		$ (4,529)

Statement of Operations
Three Month Period Ended May 31, 2008
	Previously			As
	Reported	Adjustments		Restated
Expenses	$ 595	$ (90)	(1)	$ 505
Net Loss	$ (595)	$ 90		$ (505)

Statement of Operations
June 7, 2007 (date of inception of Development Stage) to May 31, 2008
	Previously			As
	Reported	Adjustments		Restated
Expenses	$ 4,946	$ 14,070	(1,2)	$ 19,016
Net Loss	$ (4,946)	$ (14,070)		$ (19,016)
-F5-

QUADRA PROJECTS INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS MAY 31, 2008

2. RESTATEMENTS, CONTINUED

Statement of Cash Flows
Six Month Period Ended May 31, 2008
	Previously			As
	Reported	Adjustments		Restated
Net loss	$ (4,709)	$ 180		$ (4,529)
Amortization expense	180	(180)	(1)	-
Cash consumed in operating activities	$ (4,529)	$ -		$ (4,529)

Statement of Cash Flows
June 7, 2007 ( date of inception of development stage) to May 31, 2008
	Previously			As
	Reported	Adjustments		Restated
Net loss	$ (4,946)	$ (14,070)		$ (19,016)
Stock compensation expense	-	14,400	(2)	14,400
Amortization expense	330	(330)	(1)	-
Cash consumed in operating activities	$ (4,616)	$ -		$ (4,616)

-F6-

     QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2008

2. RESTATEMENTS, CONTINUED Explanations for adjustments:

(1)	The organization cost was originally recorded as an asset ($ 1,800) and amortized. The accumulated amortization ($ 330) has been eliminated.

(2)	The shares issued for services in the period ended November 30, 2007 was increased from $1,800 to $ 14,400.

(3)	To reflect the 5 for 1 and 2 for 1 stock split subsequently announced. Please refer to note 3.

3. STOCK SPLITS

The accompanying balance sheet for May 31, 2008 and November 30, 2007 has been adjusted for the 2 for 1 stock split for which the Company filed notice with the Secretary of State of Nevada on April 16, 2009. The profit and loss statements for the three and six month periods ended May 31, 2008 have been adjusted for both a prior 5 for 1 stock split and the 2 for 1 stock split previously mentioned.

4. COMMENCEMENT OF OPERATION

The Company did not commence operations until June 7, 2007.

5. SUPPLEMENTAL CASH FLOWS INFORMATION

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

************************************************************************

As of the date of filing of this amended 10Q for the quarter ended May 31, 2008, the Company has ceased operations relating to distribution of the electronic non invasive acupuncture pen. Upon further market research, it was determined that pursuing the marketing and sale of this product was not as profitable as previously projected. On April 30, 2009, the Company acquired Energy Conversion and Waste Disposal Technology and has established Joint Ventures and Distribution agreements with various parties. The Company intends on pursuing its efforts in the Energy Conversion and Waste Disposal sector as its principle business activity indefinitely.

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

Results of Operations

Six and Three month period ended May 31, 2008.

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

Expenses

Expenses for the six months period ended May 31, 2008, consisted of $24 in bank charges, $4,397 paid for audit and legal fees. The remaining $ 108 consists of office expenses.

For the three month period ended May 31, 2008, we incurred $ 108 in office expenses and $ 397 in legal fees.

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

The Company has filed Form 10K/A for the year ended November 30, 2008 to amended and correct the valuation of 18,000,000 common shares, as adjusted for subsequent stock splits, that was issued to the former company President on June 30, 2007. In addition, the value initially assigned to those shares had been initially capitalized as organization costs and has been expensed in the amendment. The error has caused our Chief Executive Officer and Chief Financial Officer to re-evaluate whether the Company’s disclosure controls and procedures and internal control over financial reporting were effective and have concluded that such controls were not effective in that the error was not rectified prior to the filing of Form 10K for the year ended November 30, 2008 and Form 10Q for the May 31, 2008 fiscal quarter.

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