Form 10-K/A
period 2008-11-30
Quadra Projects Inc.
filed 2009-11-30
CIK 1423586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A – Amendment No. 3

☒  Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2008

☐  Transition report under Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the transition period from ____ to_____.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated	Smaller reporting
		filer ☐	company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No

·	State issuer's revenue for its most recent fiscal year: $ Nil for the fiscal year ended November 30, 2008.

·	The aggregate market value of held by non-affiliates and affiliates cannot be determined as there has been no trades of our common stock as of November 30, 2008.

·	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 30,500,000 shares of common stock outstanding as of November 27, 2009. Please refer to Description of Securities under Part II, Item 5.

·	Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

***************************************************************************

The purpose of this Amendment #3 on Form 10 K/A is to respond to a letter of comment from the SEC received by the Company.

In accordance with suggestions made in the letter of comment, the date of our accountant’s opinion has been revised and Item 9A(T) has been revised to indicate that our internal controls and disclosure controls were not effective at November 30, 2008.

****************************************************************************

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

ITEM 1.  DESCRIPTION OF BUSINESS

************************************************************************

As of the date of filing of this amended 10K for the fiscal year ended November 30, 2008, the Company has ceased operations relating to distribution of the electronic non invasive acupuncture pen. Upon further market research, it was determined that pursuing the marketing and sale of this product was not as profitable as previously projected. On April 30, 2009, the Company acquired Energy Conversion and Waste Disposal Technology and has established Joint Ventures and Distribution agreements with various parties. The Company intends on pursuing its efforts in the Energy Conversion and Waste Disposal sector as its principle business activity indefinitely.

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

Effective February 16, 2009, Mr. Yuh Hsin Liu resigned as President CEO, CFO, Secretary, Treasurer and Director as a result of personal reasons.

Effective on February 16, 2009, Mr. Claude Diedrick was appointed President, CEO, CFO, Treasurer and Secretary.

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

************************************************************************

As of the date of filing of this amended 10K for the fiscal year ended November 30, 2008, the Company has ceased operations relating to distribution of the electronic non invasive acupuncture pen. Upon further market research, it was determined that pursuing the marketing and sale of this product was not as profitable as previously projected. On April 30, 2009, the Company acquired Energy Conversion and Waste Disposal Technology and has established Joint Ventures and Distribution agreements with various parties. The Company intends on pursuing its efforts in the Energy Conversion and Waste Disposal sector as its principle business activity indefinitely.

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

October 24, 2009 Wayne, New Jersey

-F1-

QUADRA PROJECTS INC.
(A Development Stage Company)
BALANCE SHEETS
(Restated)

	November 30,	November 30,
	2008	2007
ASSETS

Current Assets:
Cash	$ 5,384	$ 9,913

Total current assets	5,384	9,913

Total Assets	$ 5,384	$ 9,913

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accrued expenses	6,000	-
Total liabilities	6,000	-

Shareholders’ Equity:
Common stock – authorized, 750,000,000 shares of $.001 par
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

-F8-

QUADRA PROJECTS, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS NOVEMBER 30, 2008

3. RESTATEMENTS (continued)

  Statement of Changes in Equity for the Period from June 7, 2007 to November 30, 2007

	Previously			As
	Reported	Adjustments		Restated
Number of shares:
Shares issued for cash	6,250,000	6,250,000	(3)	12,500,000
Shares issued for services	9,000,000	9,000,000	(3)	18,000,000
	15,250,000	15,250,000		30,500,000
Par value of stock	$ 15,250	15,250	(3)	$ 30,500
Deficit of par value	(3,450)	(2,650)	(1,2,3)	(6,100)
Net loss	(237)	(14,250)	(1,2)	(14,487)
Total Equity	$ 11,563	$ (1,650)		$ 9,913

Statement of Cash Flows for the Period from June 7, 2007 to November 30, 2007

	Previously			As
	Reported	Adjustments		Restated
Net loss	$ (237)	$ (14,250)		$ (14,487)
Stock compensation expense	-	14,400	(2)	14,400
Amortization expense	150	(150)	(1)	-
Cash consumed in operations	$ (87)	$ 0		$ (87)

Balance sheet November 30, 2008

	Previously			As
	Reported	Adjustments		Restated
Organizational expense	$ 1,290	$ (1,290)	(1)	$ -
Total assets	$6,674	$ (1,290)		$ 5,384
Par value of stock	$ 15,250	$ 15,250	(3)	$ 30,500
Deficit of par value	(3,450)	(2,650)	(1,2,3)	(6,100)
Deficit accumulated during development stage	(11,126)	(13,890)	(1,2)	(25,016)
Total assets and liabilities	$ 6,674	$ (1,290)		$ 5,384

-F9-

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
-F10-

QUADRA PROJECTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008
3. RESTATEMENTS (continued)

Statement of Cash Flows for the Year Ended November 30, 2008

	Previously			As
	Reported	Adjustments		Restated

Net loss	$ (10,889)	$ 360		$ (10,529)
Amortization expense	360	(360)	(1)	-

Cash consumed in operating activities	$ (4,529)	$ 0		$ (4,529)

Statement of Cash Flows for the Period from June 7, 2007 ( date of inception of development stage) to
November 30, 2008

	Previously			As
	Reported	Adjustments		Restated

Net loss	$ (11,126)	$ (13,890)		$ (25,016)
Stock compensation expense	-	14,400	(2)	14,400
Amortization expense	510	(510)	(1)	-

Cash consumed in operating activities	$ (4,616)	$ 0		$ (4,616)

Explanations for adjustments:

(1)	The organization costs originally recorded as asset were expensed and amortization expense was adjusted.

(2)	The shares issued for services in period ended November 30, 2007 were recorded as stock compensation expense at their fair value.

(3)	To reflect the 2 for 1 stock split subsequently announced. Please refer to Note 11.

-F11-

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

-F12-

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

-F13-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL STATEMENTS
None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective for this purpose.

Changes in Internal Controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K/A our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

This Form 10K/A has been amended to correct the valuation of 18,000,000 common shares, as adjusted for subsequent stock splits that were issued to the former company President on June 30, 2007. In addition, the value initially assigned to those shares had been initially capitalized as organization costs and has been expensed in the amendment. The error has caused our Chief Executive Officer and Chief Financial Officer to re-evaluate whether the Company’s disclosure controls and procedures and internal control over financial reporting were effective and have concluded that such controls were not effective in that the error was not rectified prior to the filing of Form 10K for the fiscal year ended November 30, 2008.

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

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15 under the Exchange Act, as amended. As of November 30, 2008, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management of the Company, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s internal control over financial reporting were not effective as of November 30, 2008 based on reasons provided above under “Changes in Internal Controls”.

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

Effective February 16, 2009, Mr. Yuh Hsin Liu resigned as President CEO, CFO, Secretary, Treasurer and Director as a result of personal reasons.

Effective on February 16, 2009, Mr. Claude Diedrick was appointed President, CEO, CFO, Treasurer, Director and Secretary.

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

	Name and Address of Beneficial	Amount and Nature of	(1)
Title of Class	Owner	Beneficial Owner	% Class
Officers and Directors:
	Yuh Hsin Liu (2)

	14th Floor, No. 68 Yucheng
Common Stock	Road, Sanmin District,	18,000,000	59%
	Kaohsiung City, 807, Taiwan

Officers and Directors as a		18,000,000	59%
Group

(1)	Based on 30,500,000 shares outstanding as of November 30, 2008.

(2)	Mr. Liu resigned from all positions held on February 16, 2009.

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

SIGNATURE	TITLE	DATE

/s/ Claude Diedrick	President, CEO, CFO, Treasurer	November 27, 2009
and Director
Claude Diedrick