Form 10-Q/A
period 2009-02-28
Quadra Projects Inc.
filed 2009-11-30
CIK 1423586

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q/A

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to Commission file number 000-53156 ________________

QUADRA PROJECTS INC.

(Exact name of small business issuer as specified in its charter)
________________

NEVADA	45-0588917
(State or other jurisdiction of	IRS employer
incorporation or organization)	(Identification No.)

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

As of February 28, 2009, 30,500,000 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format  Yes ☐  No ☒

***************************************************************************

Form 10Q for February 28, 2009 originally filed with the SEC on April 14, 2009 has been amended to correct the valuation of 18,000,000 common shares, as adjusted for subsequent stock splits that were issued to the former President on June 30, 2007. The value initially assigned to those shares had been initially capitalized as organization costs and has been expensed in the amendment. The previously recorded amortization expense has been eliminated.

***************************************************************************

Item 1. FINANCIAL STATEMENTS

QUADRA PROJECTS INC. (A Development Stage Company) FINANCIAL STATEMENTS FEBRUARY 28, 2009 (Restated)

QUADRA PROJECTS INC.
(A Development Stage Company)
BALANCE SHEETS
(Restated)

	February	November 30,
	28, 2009	2008
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$ 7,271	$ 5,384
Total current assets	7,271	5,384

Total Assets	$ 7,271	$ 5,384

LIABILITIES AND SHAREHOLDER’S DEFICIT

Liabilities:
Accrued expenses	$ 8,000	$ 6,000
Loans payable	6,000	-
Due to shareholder	5,000	-
Total Liabilities	19,000	6,000

Shareholders’ Deficit:
Common stock: authorized 750,000,000 shares of $0.001 par	30,500	30,500
value; issued and outstanding, 30,500,000 shares
Deficit of par value	(6,100)	(6,100)
Accumulated deficit	(36,129)	(25,016)
Total Shareholder’s Deficit	(11,729)	(616)

Total Liabilities and Shareholders’ Deficit	$ 7,271	$ 5,384

These accompanying notes are an integral part of these financial statements.
-F1-

     QUADRA PROJECTS INC.
(A Development Stage Company)
 STATEMENTS OF OPERATIONS AND
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
FOR THE THREE MONTH PERIOD ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008 AND
FOR THE PERIOD JUNE 7, 2007 TO FEBRUARY 28, 2009
(Unaudited)
(Restated)

			June 7, 2007 (Date
			of Inception of
			Development
	Three Month Period Ended		Stage) to
	February 28,	February 29,	February 28,
	2009	2008	2009

Revenue	$ -	$ -	$ -

Expenses:
Administrative Expenses	11,113	4,024	36,129

Net loss	$ (11,113)	$ (4,024)	$ (36,129)

Loss Per Share -
Basic and Diluted	$ -	$ -	$ -

Weighted average number of shares	30,500,000	30,500,000
outstanding

Included within expenses are the following:

Professional fees	$ 11,105	$ 4,000
Other	8	24
	$ 11,113	$ 4,024

These accompanying notes are an integral part of these financial statements.

 -F2-

     QUADRA PROJECTS INC.
 (A Development Stage Company)
 STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED FEBRUARY 28, 2009
 (Unaudited)
 (Restated)

			June 7, 2007
			(Date of
			Inception of
	Three Month	Three Month	Development
	Period Ended	Period Ended	Stage) To
	February 28,	February 29,	February 28,
	2009	2008	2009

CASH FLOWS FROM OPERATIONS:
Net loss	$ (11,113)	$ (4,024)	$ (36,129)
Reconciliation of net loss to cash flows from operating activities:
Stock compensation expense	-	-	14,400
Changes in assets and liabilities
Accrued expenses	2,000	4,000	8,000

Net Cash Consumed by Operating Activities	(9,113)	(24)	(13,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	6,000	-	6,000
Proceeds from affiliate loans	5,000	-	5,000
Proceeds of sales of common stock	-	-	10,000

Net Cash Provided by Financing Activities	11,000	-	21,000

Net increase (decrease) in cash	1,887	(24)	7,271

Cash balance, beginning of period	5,384	9,913	-

Cash balance, end of period	$ 7,271	$9,889	$ 7,271

These accompanying notes are an integral part of these financial statements.

-F3- - 6 -

QUADRA PROJECTS INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS FEBRUAY 28, 2009

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Quadra Projects Inc. (“the Company”) as of February 28, 2009 and for the three month periods ended February 28, 2009 and February 29, 2008 and the period June 7, 2007 (date of inception) to February 28, 2009, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month period ended February 28, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2009.

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

2. RESTATEMENTS

On August 12, 2009 the Company determined that a restatement of its financial statements for the year ended November 30, 2008 was necessary to properly value the common shares issued to the Company President on June 30, 2007 as compensation for the organization and formation of the Company. These shares were previously been recorded as an asset and amortized on a straight line basis over a period of 5 years. They were more appropriately recorded as stock compensation expense as part of the restatement for November 30, 2008. The restatement for the Statements of Operations for the three month periods ended February 28, 2009 and February 29, 2008 relates to the reversal of previously recorded amortization expense. The restatement of the balance sheet includes the effects of adjustments included in the amendment for November 30, 2008.

The effect of these restatements on the Company’s previously issued statements is detailed below:

-F4-

QUADRA PROJECTS INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009
2.	RESTATEMENTS, CONTINUED
Balance sheet February 28, 2009
		Previously			As
		Reported	Adjustments		Restated
Organizational expense		$ 1,200	$ (1,200)	(1)	$ -
Total assets		$ 8,471	$ (1,200)		$ 7,271
Par value of stock		15,250	15,250	(3)	30,500
Deficit of par value		(3,450)	(2,650)	(1,2,3)	(6,100)
Deficit accumulated during development stage		(22,329)	(13,800)	(1,2)	(36,129)
Shareholder’s deficit		(10,529)	(1,200)		(11,729)
Total assets and liabilities		$ 8,471	$ (1,200)		$ 7,271

Statement of Operations
Three Month Period Ended February 28, 2009
		Previously			As
		Reported	Adjustments		Restated
Expenses		$ 11,203	$ (90)	(1)	$ 11,113
Net Loss		$ (11,203)	$ 90		$ (11,113)

Statement of Operations
Three Month Period Ended February 29, 2008
		Previously			As
		Reported	Adjustments		Restated
Expenses		$ 4,114	$ (90)	(1)	$ 4,024
Net Loss		$ (4,114)	$ 90		$ (4,024)

Statement of Operations
June 7, 2007 (date of inception of Development Stage) to February 28, 2009
		Previously			As
		Reported	Adjustments		Restated
Expenses		$ 22,329	$ 13,800	(1,2)	$ 36,129
Net Loss		$ (22,329)	$ (13,800)		$ (36,129)

-F5-

QUADRA PROJECTS INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009

2.	RESTATEMENTS, CONTINUED
Statement of Cash Flows
Three Month Period Ended February 28, 2009
		Previously			As
		Reported	Adjustments		Restated
Net loss		$ (11,203)	$ 90		$ (11,113)
Amortization expense		90	(90)	(1)	-
Cash consumed in operating activities		$ (9,113)	$ -		$ (9,113)

Statement of Cash Flows
Three Month Period Ended February 29, 2008
		Previously			As
		Reported	Adjustments		Restated
Net loss		$ (4,114)	$ 90		$ (4,024)
Amortization expense		90	(90)		-
Cash consumed in operating activities		$ (24)	$ -		$ (24)

Statement of Cash Flows
June 7, 2007 ( date of inception of development stage) to February 28, 2009
		Previously			As
		Reported	Adjustments		Restated
Net loss		$ (22,329)	$ (13,800)		$ (36,129)
Stock compensation expense		-	14,400	(2)	14,400
Amortization expense		600	(600)	(1)	-
Cash consumed in operating activities		$ (13,729)	$ -		$ (13,729)

-F6-

     QUADRA PROJECTS INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009

2. RESTATEMENTS, CONTINUED Explanations for adjustments:

(1)	The organization cost was originally recorded as an asset ($1,800) and amortized. The accumulated amortization ($ 600) has been eliminated.

(2)	The shares issued for services in the period ended November 30, 2007 was increased from $1,800 to $ 14,400.

(3)	To reflect the 2 for 1 stock split subsequently announced. Please refer to Note 4.

3.         SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. There were no non cash investing or financing activities during either of the periods presented.

4. STOCK SPLITS

The accompanying balance sheet for February 28, 2009 and November 30, 2008 has been adjusted for the 2 for 1 stock split for which the Company filed notice with the Secretary of State of Nevada on April 16, 2009. The profit and loss statements for the three month periods ended February 28, 2009 and February 29, 2008 have been adjusted for both a prior 5 for 1 stock split and the 2 for 1 stock split previously mentioned.

5. CONTINGENCY The Company does not carry insurance. 6. GOING CONCERN

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

************************************************************************

As of the date of filing of this amended 10Q for the quarter ended February 28, 2009, the Company has ceased operations relating to distribution of the electronic non invasive acupuncture pen. Upon further market research, it was determined that pursuing the marketing and sale of this product was not as profitable as previously projected. On April 30, 2009, the Company acquired Energy Conversion and Waste Disposal Technology and has established Joint Ventures and Distribution agreements with various parties. The Company intends on pursuing its efforts in the Energy Conversion and Waste Disposal sector as its principle business activity indefinitely.

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

Results of Operations

Three month periods ended February 28, 2009 and February 29, 2008.

Revenues

We did not generate any revenues for the three month periods ended February 28, 2009 and February 29, 2008. To date we have not signed any further distribution agreements nor have we generated sales from BLL.

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

Expenses

Expenses for the three months period ended February 28, 2009, consisted of $ 10,000 in consultation expenses incurred for accounting, marketing and promotion fees, $ 330 in legal fees and $ 775 in transfer agent fees. The remaining balance consists of bank charges.

Expenses for the three months period ended February 29, 2008, our expenses consist of $24 in bank charges, and $4,000 accrued for professional fees. Professional fees consist of fees paid for edgar filing fees and related cost for preparation of periodic reports and other reports as required by the SEC.

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

Our cash flows from financing activities were $ 11,000 for the three month period ended February 28, 2009. We obtained a loan from an affiliate in the amount of $ 5,000 and a further $ 6,000 from shareholders for the purpose of funding our working capital needs. These loans are without stated terms of repayment or interest.

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

The Company has filed Form 10K/A for the year ended November 30, 2008 to amended and correct the valuation of 18,000,000 common shares, as adjusted for subsequent stock splits, that was issued to the former company President on June 30, 2007. In addition, the value initially assigned to those shares had been initially capitalized as organization costs and has been expensed in the amendment. The error has caused our Chief Executive Officer and Chief Financial Officer to re-evaluate whether the Company’s disclosure controls and procedures and internal control over financial reporting were effective and have concluded that such controls were not effective in that the error was not rectified prior to the filing of Form 10K for the year ended November 30, 2008 and Form 10Q for the February 28, 2009 fiscal quarter.

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