Form 10-Q/A
period 2009-05-31
Quadra Projects Inc.
filed 2009-11-30
CIK 1423586

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A – Amendment No. 2

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

Form 10Q originally filed with the SEC on July 17, 2009 and Form 10Q Amendment No. 1 filed with the SEC on October 15, 2009 has been amended to correct the valuation of 18,000,000 common shares, as adjusted for subsequent stock splits that were issued to the former President on June 30, 2007. In addition, the value initially assigned to those shares had been initially capitalized as organization costs and has been expensed in the amendment. Item 4(T) has also been revised to indicate that our internal controls and disclosure controls were not effective as of May 31, 2009.

***************************************************************************

Item 1. FINANCIAL STATEMENTS

     QUADRA PROJECTS INC.

 (A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009

(Restated)

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Restated)

	May 31,	November
	2009	30, 2008
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$ 3,279	$ 5,384
Travel advances	7,756	-
Total current assets	11,035	5,384

Total Assets	$ 11,035	$ 5,384

LIABILITIES AND SHAREHOLDER’S DEFICIT

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

Our expenses for the six month periods ended May 31, 2009 and 2008 are as follows

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

The Company has filed Form 10K/A for the year ended November 30, 2008 to amended and correct the valuation of 18,000,000 common shares, as adjusted for subsequent stock splits, that was issued to the former company President on June 30, 2007. In addition, the value initially assigned to those shares had been initially capitalized as organization costs and has been expensed in the amendment. The error has caused our Chief Executive Officer and Chief Financial Officer to re-evaluate whether the Company’s disclosure controls and procedures and internal control over financial reporting were effective and have concluded that such controls were not effective in that the error was not rectified prior to the filing of Form 10K for the year ended November 30, 2008 and Form 10Q for the May 31, 2009 fiscal quarter.

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