Form 10-K
period 2009-11-30
Quadra Projects Inc.
filed 2010-02-26
CIK 1423586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2009
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______to ______.

Commission file number: 000-53156

          QUADRA PROJECTS INC.
 (Name of small business issuer in its charter)

Nevada		45-0588917
(State or other jurisdiction of incorporation or		(IRS Employer Identification No.)
organization)

6130 Elton Avenue, Las Vegas, NV		89107
(Address of principal executive offices)		(Zip Code)

Issuer's telephone Number	1-888-597-8899
Securities registered under Section 12(b) of the Exchange Act:
Common Stock, $0.001 par value Common		OTCBB
(Title of class)		(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐		Non-accelerated filer ☐	Smaller reporting company
			(Do not check if a smaller	☒
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter. The aggregate market value held by non affiliates as at May 31, 2009 was approximately $ 2,200,000 (this is based on the closing market price of $0.175 on May 31, 2009).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 45,394,260 shares of common stock outstanding as of February 24, 2010.

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

As used in this current report, the terms “we”, “us”, “our” and the “company” refer to Quadra Projects Inc. and our wholly-owned subsidiary Quadra Energy Systems Inc.

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report on Form 10K. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1.        DESCRIPTION OF BUSINESS

History

Our company was incorporated in the State of Nevada on June 7, 2007. From incorporation until 2009 we were a distributor of an electronic non-invasive acupuncture pen (the “Pen”) as an alternative to traditional needles used during acupuncture treatments. We had a distribution agreement which granted to us the right to market and sell the Pen on an exclusive basis throughout Asia (with the exception of China), the Middle East and the Caribbean. We obtained our distribution rights through United Overseas Products Pty., Ltd. (“United”), a company based in Taiwan. We entered into this distribution agreement on November 30, 2007 for a period of 10 years and had ancillary rights to the patent held in China through United. Operations were based in Taiwan, commencing June 2007. We did not generate revenues from appointed sub distributions and minimum quotas were not fulfilled. Upon further market research, it was determined that pursuing the marketing and sale of this product was not as profitable as previously projected. Therefore, all efforts relating to the distribution and marketing of the Pen were ceased.

Effective February 17, 2009, we effected a five (5) for one (1) forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 375,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 3,050,000 shares of common stock to 15,250,000 shares of common stock.

Effective April 16, 2009, we effected a two (2) for one (1) forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital increased from 375,000,000 shares of common stock with a par value of $0.001 to 750,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares increased from 15,250,000 shares of common stock to 30,500,000 shares of common stock.

Effective September 17, 2009, we filed a Certificate of Amendment with the Secretary of State of Nevada for the creation of 750,000,000 shares of preferred stock, par value of $0.001, for which the directors of the company may fix and determine the designations, rights preferences or other variations of each class or series within each class of preferred stock of the company.

Our board of directors approved the amendment to our articles of incorporation and stockholders representing a majority of the outstanding shares of our corporation gave us their written consent to the amendment to our Articles of Incorporation on July 23, 2009.

On November 2, 2009, the Company filed a Certificate of Designation that pursuant to the authority granted to and vested in the Board in accordance with the provisions of the Certificate of Incorporation, as amended and restated, created a Series A Preferred Stock, $0.001 par value, with a maximum of 20,000,000 shares authorized of the 750,000,000 Preferred Shares Authorized, which series shall have certain designations and number thereof, powers, preferences, rights, qualifications, limitations and restrictions, in particular, it shall have the following voting rights:

Each share of Series A Preferred Stock shall entitle the holder to One Hundred (100) votes for each share of Series A Preferred Stock. In any vote or action of the holders of the Series A Preferred Stock voting together as a separate class required by law, each share of issued and outstanding Series A Preferred Stock shall entitle the holder thereof to One Hundred (100) vote per share. The holders of Series A Preferred Stock shall vote together with the shares of Common Stock as one class. The holders of the Series A Preferred Stock shall share ratably, with the holders of common stock, in any dividends that may, from time to time may be declared by the board of directors. Series A Preferred Stock are not convertible into common stock. The holders of the Series A Preferred Stock shall rank equally with the holders of common stock in respect of all rights in liquidation, dissolution or winding up with all of said assets being distributed among the holders of the Series A Preferred Stock and other classes of stock ranking equally with the Series A Preferred Stock.

We have not been involved in any bankruptcy, receivership or similar proceeding.

Effective April 30, 2009, we completed the acquisition of our wholly-owned subsidiary, Quadra Energy Systems Inc. (“Energy Systems”). Energy Systems was incorporated under the laws of Belize and prior to our acquisition, had no prior operating history with no assets, liabilities or equity. Energy Systems has an authorized capital of 50,000 common shares, and all of the issued and outstanding share capital, consisting of 5,000 shares was acquired by us for consideration of $5,000.

On April 30, 2009, Energy Systems completed its acquisition of Energy Conversion and Waste Disposal Technology (“Acquired Technologies”) from Quadra Marketing Corp., (“Quadra Marketing”), a company incorporated in Belize, under the Technology Purchase Agreement (the “Agreement”). The Agreement was an arms length transaction. Quadra Marketing acquired the rights to the Energy Conversion and Waste Disposal Technology from the inventor on April 1, 2009.

Acquired Technologies consist of equipment and software for pyrolysis systems consisting of QES 2000S and QES Mobile Systems (the “QES Systems”) which is a non polluting energy conversion and waste disposal system designed to convert organic waste to fuel and valuable by-products such as activated carbon, fertilizer, producing no measurable air pollution or ash to be land filled. The QES Systems are modular in design and fit into a 42 ft container.

The primary applications of the QES Systems consist of converting waste streams into valuable commodities. Depending on which technology we apply and to which feedstock we process, the commodities produced include fuel-gases, diesel fuel, carbon black, thermal energy and electricity. The QES Systems are designed to handle commonly generated waste stream, whether liquid, solid, mixed or unmixed (including whole tires, all types of plastics, e-waste, shredder residues, sewage sludge, animal wastes, biomass, ligneous and infectious biohazard medical waste) and represent an environmentally friendly and commercially viable alternative to traditional methods of processing waste. The solutions are commercially viable ecological recycling models based on the zero-waste philosophy.

The technology being brought into commercial production is currently being independently tested. We have engaged the inventor of the Acquired Technology and a supporting technical team to construct QES Systems. The inventor and technical team have previously built a commercially successful tire conversion plant in Taiwan, which has been operational for more than 3 years. We have a labor contract with the inventor. The term is for a period of 5 years commencing July 1, 2009. The inventor is entitled to a monthly consulting fee in addition to a commission on sales of the QES System in China and Taiwan. The QES System is able to integrate the combined use of steam together with a second stage gasification process into the conventional pyrolysis process, thereby overcoming the deficiencies of the earlier pyrolysis processes.

Current Business

Principal Products, Services and Their Markets

Effective April 30, 2009, Energy Systems completed its acquisition of the Acquired Technologies from Quadra Marketing under the Agreement.

Quadra Marketing transferred to Energy Systems all right, title and interest in and to the Acquired Technologies, along with engineering and design drawings, studies and reports and all information relating to the Acquired Technologies, whether written or oral, and related technologies including the past, present and future versions software, computer programs, data and text (regardless of form including but not limited to the source code version thereof and the batch processor logic module) and all patent rights, copyrights, trade secret rights and other proprietary rights in and thereto, including all documentation for the software, all technical documentation, system designs and specifications, flow charts, record and file layouts, memoranda, correspondence and other such documentation containing or relating to the design, structure or coding or testing of, or algorithms or routines used in, or errors discovered or corrected in, the software and any other type of information or material relating to the software and invention and related technology that was prepared by or for the inventor of the Acquired Technologies.

Quadra Marketing acquired the rights to the Energy Conversion and Waste Disposal Technology from the inventor of such technologies on April 1, 2009. We have engaged the services of the inventor for sourcing the necessary components for construction of the QES Systems of which such components will be assembled by the inventor and technical staff. Our QES System and related technologies are patented in Taiwan under Patent No 285138, with pending patents No. 2006 10066751.9 and No. 2006 10072434.8 in the Peoples Republic of China and pending US patents No. 2007/0231073A1 and No. 2007/0231224A1. Patent application number 11/727,803 filed with the United States Patent Trademark Office for a reaction furnace utilizing high temperature steam and a re-circulated heat source to crack dioxin and organic substances contained in waste, being the basis of the our proprietary technology, has been granted by the United States Patent and Trademark Office effective the 15th day of December 2009 under patent number 7,632,471.

The Agreement provides that the use of the QES System and Acquired Technologies under Patent No. 285138 in Taiwan shall be operated through a Taiwanese Corporation with 40% ownership being allocated to the inventor and the remaining 60% retained by Energy Systems.

For consideration of our acquisition of the Acquired Technologies, we agreed to remit 10% of gross sales generated from use of the Acquired Technologies and 10% of the net proceeds of sales of the QES Systems to Quadra Marketing.

Our objective is to utilize the market of converting material generally recognized as having little or no value and which are or have been in the past, treated as waste and improperly discharged, discarded or dumped in landfills to saleable products. By offering an efficient, non-polluting, high quality and comparatively low cost pyrolytic and gasification system to treat the waste as feedstock, the QES System will convert the waste materials into marketable by-products or valuable energy sources - a relatively low cost solution for remediation of environmental problems worldwide.

Two important environmental issues are global warming and shortages of available clean affordable fuel. Carbon dioxide (“CO2”) emissions are one of the major causes of global warming. Concerns about this global problem and the search for solutions to address the issue of reducing CO2 emissions are universal. Most CO2 emissions are emitted from automotive and transportation vehicles including ships, trains and airplanes. A second major source of CO2 emissions is emitted from incinerators and coal-fired power generators. Therefore the production of affordable clean renewable energies has become a primary concern and currently is a key focus for new and innovative technologies. Another major concern is the development of new sources of clean and affordable energy resources. Pyrolysis technologies are not only sources of renewable energy but also significantly reduce CO2 emissions that are emitted by incinerators.

Heavily populated areas face the problem of disposal of Municipal Solid Waste (“MSW”). In many cases incinerators are used in addition to land fill sites, which require a great deal of preparation. Both methods are costly and have significant negative effects on the environment. The QES System has the ability to dispose of the MSW efficiently with no measurable pollution in addition to creating a secondary source of revenue. Present methods of handling and disposing of a wide variety of waste material, without having negative effects on the environment, is a major challenge.

The QES System has the ability to efficiently dispose of the accumulations of waste products which range from electronic waste, to used tires, municipal waste and hospital waste among the most common types of waste materials.

The pyrolysis process combines direct and indirect steam heat in two stages and this ensures complete penetration and decomposition of organic waste as part of the conversion to marketable by-products.

Part of the decomposition process involves gasification which eliminates contamination and the possibility of polluting residues. Our current pyrolysis technology can also improve the efficiency of coal-fired plants by incorporating the use of gas fired turbines which have a much higher efficiency rating than the steam turbines currently in use in old coal fired plants.

QES products specification:

There are two product models based on the QES System technologies. One is the QES2000 which is a full integration modular system and factory based. Installation of a loading and unloading machine and additional equipment in plant operations is required. The second is the QES2000M which is a mobile system.

The QES System has four applications for treatment of waste: tires, plastics, MSW and hospital waste.

The following is the application range of the QES System:

  Waste tires or rubber
  Waste plastic
  Agriculture waste
  MSW
  Hospital waste
  Oil sludge, organic sludge
  Carbon black modification
  Petroleum waste
  Electronic waste
  Organic waste

The QES System is able to accommodate all or a single application. The QES System may require additional equipment, depending on the application. We have the ability to provide all additional equipment necessary for all applications.

How the System Works Pyrolysis technologies:

Pyrolysis is most commonly used for organic materials. It does not involve reactions with oxygen or any other reagents but can take place in their presence. Extreme pyrolysis, which leaves only carbon as the residue, is called carbonization and is also related to the chemical process of charring.

Pyrolysis is heavily used in the chemical industry, for example, to produce charcoal, activated carbon, methyl alcohol and other chemicals from wood to convert ethylene dichloride into vinyl chloride to make PVC, to produce coke fuel from coal, to convert biomass into synthetic gas, to turn waste into safely disposable substances, and for the cracking of medium-weight hydrocarbons from petroleum into smaller molecules to produce lighter forms like gasoline.

There are two kinds of pyrolysis technologies classified by heat source.

Direct-Heat Pyrolysis

This method allows the heat source to make direct contact with the feedstock material. It has the advantage of being the most efficient method of thermal conductivity. Examples of Direct-Heat Pyrolysis systems are; steam pyrolysis systems, nitrogen or argon gas pyrolysis systems. Both steam and gas pyrolysis heat the feedstock material completely thereby decomposing the hydrocarbons. The disadvantage of the Direct-Heat Pyrolysis method is that it requires the consumption of a large amount of energy.

Indirect-Heat Pyrolysis

In the Indirect-Heat Pyrolysis method the feedstock material does not make direct contact with the heat source. The material is loaded in a vacuum chamber isolated from air. Then a heat source is applied to heat the chamber. The heat source can be a burner or heat wire.

Indirect-Heat Pyroloysis has a low thermal conductive efficiency because no contact is made with the surface of the feedstock material. To improve efficiency, Catalyst Pyrolysis has been developed. It uses a catalyst to bring the heat in contact with the feedstock material. If more than one catalyst is used the greater the heat contact is made with the surface of the feedstock material and the efficiency is thereby increased. Another method is break down the feedstock material into the small pieces or to grind the feedstock into powder where the feedstock material will react instantly. This technology is called Fast Pyrolysis. No matter how the contact surface of the feedstock material is increased, the heat will always be applied from the surface to the interior of the feedstock material. When heat makes contact with the surface of the feedstock material, it will form a hard shell preventing the heat from penetrating to the interior of the feedstock material resulting in incomplete de-composition of the organic compounds.

Gasification Technologies:

The difference between gasification and pyrolysis processes is the operating temperature and the by-product produced. Gasification operates at higher temperature greater than 600oC. Above this temperature, hydrocarbons will only decompose to fuel gas. Gasification is suitable for converting large amounts of organic waste to fuel gas which is then connected to a gas turbine to generate electricity. Normally the scale of a plant incorporating this technology has the capacity to process 350 tons per day of MSW. Gasification provides a more efficient method of processing MSW compared than existing incinerators and coal fired power plants. It also offers an alternative to incinerators. This process is called “Waste-To-Electricity”.

QES Technologies:

The QES System is a proprietary system which combines the Steam Direct-Heat Pyrolysis and Indirect-Heat Pyrolysis technologies and further incorporates a unique two stage pyrolysis and gasification process into one system.

In pyrolysis mode:

We believe that QES System offers a more efficient system than other indirect pyrolysis systems. Further, the QES System has developed a standard system for waste management and production of quality carbon black.

In gasification mode:

QES can also operate as a gasification system whereby the system operates at a higher temperature turning all of feedstock into syngas, a form of synthetic gas consisting of various amounts of carbon monoxide, carbon dioxide and hydrogen. To accomplish this, modification of the GASTEC unit, a fuel gas cleaning system and multistage condenser and includes a gas cleaner to remove hydrochloric acid, hydrogen sulfide, dust, NHx, and mercury; is required so that it can process a higher volume of gas. When the QES System is used as a gasification system for processing MSW, we recommend that the scale of MSW processed should be in excess of 350 tons per day to be economical. The syngas produced will then be connected to a gas turbine and used as fuel to create electricity.

QES two stage process technology for the purpose of treating the broadest types of waste:

Traditional pyrolysis technology is a one stage process. It is designed and engineered to handle only one kind of uniform organic material during the same process. Also, the thermal conditions will vary based on what type of feedstock material is used; otherwise the feedstock material cannot be decomposed properly. The carbon residue will contain an organic composition. These byproducts are not marketable. As a result, most pyrolysis systems can only process one type of feed stock material. Mixed or varied feedstock materials cannot be processed. For application in the waste management field where there are a variety of waste materials in an unpredictable composition, a one stage process cannot be accommodated. The QES System can process mixed feedstock material based on its two stage pyrolysis technology.

The first stage acts as a pyrolysis mode. It converts most of the organic composition to fuel oil at the critical cracking stage. To obtain the greatest amount of fuel oil is the most important function in this stage. The second stage simulates gasification, deep pyrolysis, carbon activated, and fuel gas synthesis system. The purpose of the second stage is to decompose the residue of organic compounds remaining after completion of the pyrolysis mode and convert it to fuel gas.

Energy efficiency by Steam with indirect thermal pyrolysis technologies:

As mentioned above, traditional pyrolysis technology uses the application of indirect heat to a thermal reaction chamber. Because the thermal conductive surface is small, significantly more time and energy is required to decompose the organic compounds resulting in low efficiency. Another problem is created when heat is applied to the surface of the feedstock material. When heat contacts the surface of the feedstock material, it forms a crust which restricts penetration of the heat to the interior of the feedstock material, resulting in an incomplete decomposition of the organic compounds. The carbon residue will also contain remnants of the organic compounds and becomes a secondary waste.

To solve this problem, the QES System uses steam as the main heat source to directly heat the material. Steam is used to penetrate the feedstock material into the interior in order to decompose the organic compounds. To generate the steam heat source requires more energy however the QES System uses a energy recovery technology to generate the steam required by using the fuel gas generated from the pyrolysis process which creates an indirect heating chamber by the use of the same waste heat source. The reaction chamber is supported by steam and indirect heat at the same time. This process increases the efficiency of energy use. When the pyrolysis system commences to generate fuel gas, enough fuel gas is produced to support the heat source for the system without the need for any external energy source. This creates significant energy cost savings which are not available in competitive systems.

Quality of by-products:

As mentioned above, the traditional pyrolysis system cannot completely decompose organic compounds leaving carbon residue which is flammable. As a result these by-products cannot be sold on the market. It is one of the biggest problems in a tire pyrolysis plant. The QES System with thermal indirect heat technology overcomes this problem with steam penetration. Further, the gasification phase of the QES system eliminates the remaining carbon residue left after the pyrolysis phase by converting it into fuel gas enabling complete decomposition of the feedstock. Further, a higher volume of fuel gas is able to be generated through the reaction of steam with the carbon. The quality of carbon residue can be adjusted by the QES System to produce a variety of carbon byproducts ranging from high quality carbon black N220 to activated carbon.

System Safety

There are two conditions necessary in a pyrolysis system. The first is a vacuum condition. During this phase, the organic compounds will decompose to fuel oil and fuel gas. This fuel gas is rich in hydrogen. It is dangerous if contact is made with air and is the major reason why explosions can occur at most pyrolysis plants. The second condition is a high pressure phase. The higher the pressure, the higher the conversion rate, however, the high pressure creates instability in the system and can be explosive.

In an Indirect Heat pyrolysis system, carbon dust is mixed with oil (called “tar”) vapors. These tar vapors while passing through the pipe to the condenser, stick to the pipe as tar. The tar may eventually plug the pipe and since tar contains sulfur it can corrode the pipe creating leaks causing the explosive fuel gas to leak. This is the most common reason for explosions in traditional pyrolysis systems plants. To prevent such events, the QES System uses steam as protection. The steam reacts with the carbon dust to generate more fuel gas and reduces the tar produced. Also, the steam cleans the pipes to prevent corrosion and forms a protective shell to protect the fuel gas from making contact with the air even if it is leaking. The steam provides protection by preventing the fuel from igniting.

QES SYSTEM APPLICATIONS: QES System application for waste tire treatment:

Waste tires are a dominant market for the pyrolysis system. The QES System can produce marketable high quality by-products from waste tire treatment. These included a high quality carbon black as well as fuel oil.

The QES System for waste tire treatment plant will require additional equipment as suggested in the following flow chart:

The expected percentage rate of the by-products generated is as follows:

  Steel wire : 8~12% depend on the type of tires
  Fuel Oil: 40% ~ 50%, depending on the flash point
  Low quality Carbon black: 5% ~10%
  High quality carbon black: 20% ~ 35%

The additional equipment required is as follows:

1)	Weigh Bridge
2)	Breaker and cutting system with steel wire separator
3)	Belt Conveyor
4)	Loading machine
5)	Unloading machine
6)	Dryer and magnetic separator
7)	Grinder with cyclone selector and bag filter
8)	Central Bag filter
9)	Waste water treatment system
10)	Oil storage tank with oil filter
11)	Central control and monitor system

QES application of waste plastic:

Plastic is a rich hydrocarbon product, the only concern is that it may contain Polyvinyl Chloride (“PVC”). Waste plastic material containing PVCs are traditionaly treated by steam pyrolysis in the chemical industry.

The QES System uses a similar method to process waste plastic containing PVCs. During the pyrolysis process the PVCs produce a large amount of Hydrolchloric acid (“HCl)”. It is recommended that PVCs not be processed alone, but rather that PVCs be blended with other waste materials such as used tires because PVCs contain large amounts of chlorine. To remove the chlorine content, the QES System adds a catalyst to prevent the fuel oil combining with the chlorine. In the processing of plastics, the only significant by-product is fuel oil with less than 2% of carbon produced, depending on plastic type. The yield rate of fuel oil is about 30% ~ 70% depending on the plastic type.

The following is a flow chart for the processing of plastic waste.

The following additional equipment is required:

1) Weigh Bridge
2) Cutting machine
3) Belt Conveyor
4) Loading machine
5) Unloading machine
6) Central Bag filter
7) Waste water treatment system
8) Oil storage tank with oil filter
9) Central control and monitor system

QES application on the MSW waste:

MSW is a major problem however it can also be an energy source. Currently, most MSW is land filled or sent to an incinerator for burning. Both the landfill and incinerator solutions cause significant environmental problems such as air and land pollution. Significant amounts of toxic materials are buried under ground including the waste generated from an incinerator.

MSW is a mixed waste containing various composites to be treated and as a result is not suitable for traditional pyrolysis technologies. The only alternative method is to gasify the MSW waste. The QES System offers this method for processing MSW by incorporating pyrolysis technology with gasification in its two stage process.

The QES System, unlike a gasification system does not only convert hydrocarbons to fuel gas solely. The first priority of the QES System is to produce fuel oil, then fuel gas. The QES System can also be used as gasification system by adjusting the processing temperature for Waste to Electricity Processes. However this process is not a cost effective use of the QES System as the cost of generating fuel oil for the gas turbine to generate electricity is in excess of the cost of the QES System itself. Further, the electricity may not be a readily marketable product as it must connect with a transmission network and is also subject to various regulatory approvals.

The following is a flow chart for processing MSW waste.

The following additional equipment is required:

1)	Weigh Bridge
2)	Cutting machine
3)	Belt Conveyor
4)	Loading machine
5)	Unloading machine
6)	Dryer and Separator system
7)	Central gas cleaning system
8)	Waste water treatment system
9)	Oil storage tank with oil filter
10)	Central control and monitor system

QES application for hospital waste:

The term hospital waste covers a wide spectrum and is hazardous in that it has the potential to cause the spread of disease. The highest priority for the remediation of hospital waste is to eliminate the potential of infectious disease. The best method to treat, purify and destroy the bacteria contained in the hospital waste is with the use of high temperatures. Currently, the method used by most countries for treatment of hospital waste is by incineration. However, a significant drawback to incineration is the production of dioxins, a carcinogenic agent. The technology employed by the QES System is called “heat disintegration method”.

During the handling of hospital waste, the concern for the safety of the operator is paramount. Preventing operators from coming into direct contact with any pathogens and the contamination of the environment by the hospital waste is a principal concern. Therefore it is important that an enclosed environment be maintained for hospital waste during transport and handling.

The QES System application for hospital waste can process the following materials:

  General business waste
  Compound containing silver from silver recovery
  Used X-ray film
  Non-contagious waste after sterilization
  PET film (D-2201)
  Film fiber containing acetic acid (D-2202)
  Organic waste
  Mixed film (D-2299)
  Plastic, glass, paper, metal etc.
  Resource recycling products

The following items cannot be handled by the QES System, and need to be properly and separately treated:

  Liquid chemicals, saline etc.
  Spent film developer
  Waste that is radioactive or containing radioactive ingredients
  Liquid waste or sewage

The QES System for Hospital Waste Treatment illustrated below is based on no required sorting and assumes all hospital waste is sealed prior to treatment. The flow chart illustrated herein is based on the standard Regulations and needs to be reviewed in every jurisdiction so as to ensure the system meets the regulatory requirements prevailing in each country.

Additional equipment required for hospital waste application of the QES System is as follows:

1)	Weigh Bridge
2)	Vertical Conveyor
3)	Loading system with Breaker machine and sterilization function
4)	Unloading machine
5)	Conveyor, and separation system with magnetic separator
6)	Central gas cleaning system
7)	Waste water treatment system
8)	Oil storage tank with oil filter
9)	Central control and monitor system

Pollution control for hospital waste:

When processing hospital waste, the QES System has a three stage process to prevent any possible air pollution by dioxins, or other toxic gases. The first stage is the pyrolytic process to decompose the organic compounds including dioxins to a fuel gas molecule. The second stage is to remove any toxic material such as hydrogen sulfide, hydrochloric acid, mercury, and any metal by the gas cleaning system and subsequently by an activated carbon fiber filter (HEPA). This generates a clean fuel gas similar to liquefied petroleum gas. The third stage is to generate a hot zone as a system heat source by the use of the clean fuel gas at a temperature over 1200 ºC. This will destroy any possible remaining pathogens, dioxins or organic compounds. We believe that incorporating this three stage process makes the QES System environmentally friendly. To guarantee the system meets the regulations and standards of each country, the installation of additional systems such as, wastewater treatment system and a central air pollution control system are recommended.

The central air pollution control system is designed for air cleaning and carbon dust filtering. It can also extract the air in the interior of the plant to form a negative pressure so as to eliminate the possibility of air leaks. It also absorbs the vapor and carbon dust to prevent them from being emitted into the atmosphere. The system also has a sterilization system to kill microbes in the plant. The water treatment system is designed to re-treat the waste water to meet the standard draining regulations. The QES System is designed to recycle a substantial amount of water so as to reduce the waste water discharge. The amount of waste water generated depends on the chlorine content.

QES application for gasification:

Traditional incinerator plants have been the standard solution to generate electricity. They convert heat to steam, and then use the steam to push a steam turbine to generate electrical power. However, as mentioned earlier, traditional incinerators cause major pollution problems, such as emission of dioxins, air pollution, fly-ash, bottom ash pollution, and CO2 emissions. The new generation of Waste-To-Electricity uses gasification technologies and is designed to replace the incinerator.

When the QES System is used as a gasification system for processing MSW, we recommend that the scale of MSW processed should be in excess of 350 tons per day to be economical. QES can operate as a gasification system whereby the system operates at a higher temperature turning all of feedstock into syngas, a form of synthetic gas consisting of various amounts of carbon monoxide, carbon dioxide and hydrogen. To accomplish this, modification of the GASTEC unit, a fuel gas cleaning system and multi-stage condenser and includes a gas cleaner to remove hydrochloric acid, hydrogen sulfide, dust, NHx, and mercury; is required so that it can process a higher volume of gas. The syngas produced will then be connected to a gas turbine and used as fuel to create electricity.

The benefits of a gas turbine are:

  Lower CO2 emissions than an incinerator with higher power generator capabilities
  Free of Dioxins
  Residue of carbon residue can be re-used.

Markets Joint Ventures

It is our intention to market the QES System through joint ventures with qualified interests in establishing joint ventures and establishing waste conversion operations.

Renewable Energy Capital LLC

We are currently in ongoing negotiations to enter into a joint venture with Renewable Energy Capital LLC, a company involved in solar energy installations and an undisclosed supplier of tires, to establish a Waste Tire Conversion Plant. No assurance can be provided that the joint venture will be completed on terms acceptable to our company or will be completed at all.

Canda Green Industry Inc.

On December 14, 2009, we signed a Memorandum of Understanding (“MOU”) to enter into a joint venture agreement with Canda Green Industry Inc. ("Canda"), a Chinese real estate development company that has been appointed to develop a large high technology park in the Dalian-Jinzhou District of Liaoning Province to service ecological and environmental industries. The purpose of the proposed joint venture is to establish a plant in China for the assembly of the QES System which will be utilized to process primarily MSW and used tires in the scientific park and elsewhere in China.

Canda is a Chinese real estate development company and is also principals of the Jinda Group involved in industries ranging from real estate development, manufacturing of wood products, electronics, restaurant and hotel operations to sand blasting etc.

We are further negotiating with Canda to determine what documentation and projections are required so that Canda can finalize financing for the joint venture's proposed assembly of MSW and waste tire conversion plant in China. We are currently preparing a MOU to cover these proposed arrangements. No assurance can be provided that the joint venture will be completed on terms acceptable to our company or will be completed at all.

Bio Earth Inc.

On December 30, 2009, we entered into a Letter of Intent with Bio Earth Inc. ("Bio Earth") to jointly market quality carbon black produced by our joint venture operations in Malaysia and Indonesia. In particular, Bio Earth has a relationship with the Government of Bangladesh which is one of the prospective purchasers. Bio Earth also has end user customers for carbon black in Australia and other countries in South East Asia. The Letter of Intent calls for the purchasing of all of the carbon black produced from the processing of palm husks from our joint venture operations in Malaysia and Indonesia.

The Letter of Intent further provides for an equal division of profits from the joint marketing efforts equal to the difference of the purchase price paid for the carbon black and the selling price to end users of the product in South East Asia.

Representatives of Bio Earth have recently met with government officials of Bangladesh to finalize arrangements for financing for their environmental water and soil remediation programs for cleaning up sludge deposited in their major rivers and all forms of land based wastes, which are a major pollutant and environmental hazard for Bangladesh. BioEarth has incorporated into its cleanup program the use of the QES System technology for the processing of the sludge and land based wastes.

Once the sludge has been retrieved from the rivers through BioEarth's use of barges and sludge retrieval equipment; the processing of the sludge by our QES Systems will convert the sludge and/or land based wastes into marketable by products and/or alternatively a source for the generation of power with the use of our gasification technology.

Geetas Infra

On October 28, 2009, Energy Systems entered into an agreement with Geetas Infra (“GI”), a wholly owned subsidiary of CMR Power Projects Pvt. Ltd. of India, establishing a strategic partnership to market the QES System throughout India. The term of the agreement is 40 years.

Geetas Infra is located in India and is a major supplier of 'clean electrical power’ as well as the developer of ‘alternate energy centers’ throughout the region.

GI and Energy Systems agree to incorporate a joint venture corporation (the “Joint Venture Corporation”), which corporation shall have an authorized share capital of 50,000 common shares or such number of shares as the parties may agree upon. The resulting interest of each party in the Joint Venture Corporation shall be as follows:

GI	51% of issued common shares
Energy Systems	49% of issued common shares

The Joint Venture Corporation will be organized for the purpose of commercializing the QES System and technology described under the trade name the QES2000 System, distributing or joint venturing the QES System with or to third parties and establishing an assembly plant for the assembling of the QES System in India, and for the purpose of engaging in all activities and transactions that are necessary in furtherance of that purpose with the ultimate exit strategy of developing and commercializing the technology. The Joint Venture Corporation shall not engage in any other activity except as set forth above. The parties agree that the Joint Venture Corporation shall have the exclusive distribution rights for India subject to various terms and conditions.

No assurance can be provided that the joint venture will be completed on terms acceptable to our company or will be completed at all.

Avani Corporation, Zhunger Capital Partners Inc.

On October 28, 2009, Energy Systems entered into an agreement with Avani Corporation SDN BHD (“Avani”) of Malaysia, and Zhunger Capital Partners Inc. (“Zhunger”) of Taiwan, to exclusively market the QES System conversion system in Korea, Cambodia, Thailand, Malaysia, Indonesia, Saudi Arabia and Egypt (the “Avani/Zhunger Territories”). The agreement also provides that Avani and Zhunger may establish joint ventures with third parties for the establishment of an assembly facility and/or manufacturing plant in the Avani/ Zhunger Territories. Avani and Zhunger will also be granted rights to locate and appoint key distributors and agents.

Energy Systems shall grant Avani and Zhunger the right to locate and appoint key distributors and agents, wherein this will also include the granting of a right to the distributors and agents to, use and demonstrate the QES System, when one is manufactured for the Avani/Zhunger Territories, advertise, market, sell and otherwise distribute the QES System in the Avani/Zhunger Territories to customers who are end users and/or joint venture partners, advertise, market, sell, and otherwise distribute the QES System in the Avani/Zhunger Territories to sub-distributors or sub-agents for further distribution to end users and/or joint venture partners, screen and select a funding group to joint venture in the establishment of an assembly facility and/or manufacturing plant in the Avani/Zhunger Territories for the QES System. The agreement is effective October 30, 2009 for a term of 20 years.

The Joint Venture with Avani would involve the building of several plants to process palm husks in Malaysia and Indonesia. Currently each palm oil plant operating in Malaysia and Indonesia, after extraction of the palm oil, generates between 300 to 1,000 tons of palm husk remnants per day creating a major disposal problem for each palm oil plant. We offer an environmentally friendly solution for dealing with the palm husks by creating marketable by products such as N220 grade carbon black, using the QES System.

US Waste Tire Plant Operations

We are in the final stages of completing a long term supply agreement for waste tires for our proposed waste tire plant in the US. Negotiations are expected to be concluded with a 20 year fixed supply agreement. The supply of waste tires will facilitate operations in Joint Ventures established to construct plants for waste tire conversion to carbon black and diesel fuel.

The component parts of the QES System will be outsourced and assembled by our technical team. We intend to build plants to process used tires either through a joint venture or solely owned and operated plants. Currently we are negotiating a joint venture initiative with a prospective partner with an extensive financial background with access to financing as well as waste tires. A plant is tentatively planned to be built in Partrich Alabama.

No assurance can be provided that the joint venture will be completed on terms acceptable to our company or will be completed at all.

Markets – By Products

Market for Used Tire Conversion to Marketable By Products

In the U.S. the federal Environmental Protection Agency reports that 290 million waste tires are generated each year and an estimated 2 Billion waste tires have accumulated in stockpiles or uncontrolled tire dumps across the country. A variety of pests, including mosquitoes capable of carrying West Nile virus, breed and live in old tires, Tires also take up much-needed landfill space and create a blight on the urban landscape as well as resulting in a large amount of black solid refuse which contaminates the soil and ground water.

Waste tires are a dominant market for the pyrolysis system. The major problem in this market is the quality of the by-products produced. As mentioned before, the traditional indirect-heat pyrolysis systems cannot completely process waste tires resulting in a carbon black residue containing a significant quantity of organic compounds and is also highly flammable. There is no market for this carbon black. A second problem is the quality of fuel oil produced which contains a significant amount of tar and sulfur. The resulting oil product is not easily marketable. The QES System overcomes these difficulties producing marketable high quality by-products to meet the demand of industry.

Market for Carbon Black and Fuel Oil

We anticipate that China and India will account for the largest increases in carbon black and fuel oil demand due to the expanding automobile industry and highway transportation infrastructure resulting in an increased demand for tires, rubber, industrial rubber goods and fuel oil.

The QES System is capable of producing several grades of carbon black through the processing of various feedstock materials. We believe that we can compete favorably by the use of waste materials as feedstock which account for less than 5% of the cost of the selling price of the by products as opposed to a 50% cost compared to those using “old furnace black technology” where the feedstock materials are petroleum based and are subject to the changing market prices of petroleum and natural gas.

Fuel oil is similar to diesel fuel and heating oil which trades on the world commodity markets such as NYMEX. The demand for fuel oil is generated for use as a fuel for diesel engines and for use as a heating fuel to fire commercial furnaces such as required for the leather or die industries or any furnace where heat is to be generated such as home heating. Fuel oil can be blended with conventional diesel for transportation purposes or used directly in diesel powered generators for the production of electricity.

Electronic Waste By-Products

Electronic waste is currently one of the biggest problems for the environment in the world. The problems result mostly because electronic waste contains toxic materials such as resin, polychlorinated Dibenzo-p-Dioxin, heavy metal, etc. As a result electronic waste is not suitable for burning by an incinerator. Currently, the most popular method of treating electronic waste is to deposit it at a landfill.

QES provides a new solution. The QES System can convert the plastic, resin, and destroy the dioxin structure to convert it into a marketable fuel. After processing of electronic waste, valuable by-products such as precious metals and silicon can easily be recovered and refined.

It is estimated that one ton of used mobile phones, or approximately 6,000 handsets contain approximately 3.5 kilograms of silver, 340 grams of gold, 140 grams of palladium, and 130 kilograms of copper. The average mobile phone battery contains another 3.5 grams of copper. These commodities are also traded on markets such as NYMEX and can be a source of significant revenues.

Marketing Strategy

Our marketing strategy currently implemented throughout China Hong Kong and Macau is through joint efforts with our distributor Fanta International Enterprises (Canada) Inc (“Fanta”). Fanta is an exclusive distributor in these territories. Our exclusive distributor in North America is Ecobiosol Energy Inc. (“EEI”). Both Fanta and EEI are subject to performance quotas. We have marketed the QES System in the Caribbean and have entered into a sales agreement with Imex International Corp. (“Imex”) for Imex to purchase one Utility Unit subject to various terms. The agreement with Imex does not provide any exclusive distribution or operation rights and Imex is not subject to any performance quotas.

Distribution Agreement – China, Hong Kong, Macau

On July 20, 2009, Energy Systems entered into an agreement (the “Fanta Agreement”) with Fanta wherein Fanta was appointed as exclusive distributor of the QES System in China, Hong Kong and Macau (the “Fanta Territory”), for a term of 2 years which such term could be extended for an additional 2 year term, provided that Fanta achieves its minimum purchase requirements of one QES System in year 1, three QES Systems in year 2 and ten QES Systems in years 3 and year 4. Thereafter any renewal terms would be subject to mutually acceptable terms, provided however if the parties fail to agree on terms of any renewal, then Energy Systems shall have right to determine the conditions of any subsequent renewal. Provided however, nothing contained herein shall prohibit or restrict Energy Systems or its affiliated companies to be incorporated in Taiwan, or its affiliated companies from establishing their own or joint venturing with third parties a total maximum of ten QES Systems for use in plants in the Fanta Territory.

The Fanta Agreement provides that Fanta can appoint a network of sub-distributors in the Fanta Territory to assist Fanta in the sales and servicing required of the QES Systems in the Fanta Territory. The Fanta Agreement further provides Fanta shall establish a full service distribution and parts center, service maintenance team, sales team to support the sales of QES System in the Fanta Territory and to jointly promote the marketing of the QES System with Energy Systems.

On November 9, 2009, we entered into a development and marketing agreement (“Fanta Marketing Agreement”) with Fanta for the purchase of one QES2000 utility unit (“Utility Unit”) for the purchase price of $ 420,000. Included in this total is a $ 360,000 marketing expense of which was credited to Fanta to assist Fanta in setting up distribution networks and marketing of the QES System in China. The Utility Unit will encompass all applications of the QES System. The Utility Unit is smaller in scale, mobile and will have a lower processing rate compared to the full size QES System. The Utility Unit operates on a batch system and can process 50kg per hour of waste. It has a manual loading and unloading system. With additional equipment installed, the Utility Unit can operate as a continuous system that can process 200kg per hour.

On December 17, 2009, the Utility Unit was completed. The Utility Unit is currently undergoing independent testing by SGS Group, a company specializing in inspection, verification, testing and certification. It is anticipated that testing will be completed May 2010. The Utility Unit is currently available for demonstration purposes at the Dalian - Jinzhou High Technology Park. The demonstration of the Utility Unit will be shown to prospective customers of Fanta and senior government officials, and joint venture partners. Our prospective joint venture partner Canda will be co-hosting the demonstration in its facilities in the Jinzhou High Technology Park.

Initially, the Utility Unit will be used for demonstration purposes to confirm the technical and commercial viability of the technology to interested buyers desiring verification of the technology. As per the Fanta Agreement, we will be granted rights to demonstrate the Utility Unit to prospective buyers upon delivery of the Utility Unit to Fanta’s premises.

Distribution Agreement – North America

On July 17, 2009 Energy Systems entered into an agreement (the “Ecobiosol Agreement”) with EEI, a Nevada corporation, wherein EEI was appointed as exclusive distributor of the QES Systems in North America (the “Ecobiosol Territory”), provided however, Energy Systems, or its affiliated companies shall be entitled to establish their own or joint venture with third parties up to 10 QES Systems of use in plants in the Ecobiosol Territory. The term of the Ecobiosol Agreement is for 10 years which term could be extended for additional 5 year terms unless written notice of termination is delivered by either party no less than 30 days prior to the expiration of the then current term. The Ecobiosol Agreement requires that EEI purchase a minimum of two QES Systems in year 1 and thereafter a minimum of ten QES Systems in each year during the then current term.

The Ecobiosol Agreement also provides EEI and its affiliates, the right at EEI’s option to become an operator of certain QES Systems used in plants, on the condition that should EEI or any of its affiliates elect to become an operator of one or more QES Systems in plants, a royalty of 5% shall be paid to Energy Systems on all gross revenues exceeding $1,000,000 generated from each System used in plants operated by EEI.

The Agreement further provides that EEI shall provide a full service distribution center, service maintenance team, sales team and finance department to support credit terms for purchases or leasing of the QES System in the Ecobiosol Territory and to jointly promote the marketing of the System with Energy Systems.

Further, we have entered into an agreement dated the 17th of July 2009 with Energy Systems and EEI wherein EEI agreed to subscribe to a private placement of our shares on the terms presented below, which private placement has not yet been finalized.

1.	Upon the first closing date, the purchase of 715,000 shares at a purchase price of $0.35 per share for an aggregate purchase price of $250,250.

2.	Upon the second closing date, the purchase of 715,000 shares at a purchase price of $0.35per share for an aggregate purchase price of $250,250.

3.	Upon the first third closing date, the purchase of 500,000 shares at a purchase price of $0.50 per share for an aggregate purchase price of $250,000.

4.	Upon the forth closing date, the purchase of 500,000 shares at a purchase price of $0.50 per share for an aggregate purchase price of $250,000.

Sales Agreement – Jamaica, West Indies

On February 15, 2010, we entered into a sales agreement with Imex, a Nevada Corporation for Imex to purchase one Utility Unity at a cost of $450,000 subject to verification of the technical and commercial viability of the Utility Unit currently available for demonstration in China as mentioned above. The agreement was an arms length transaction. Imex intends on developing waste conversion and disposal centers in Jamaica, West Indies, utilizing waste tires for conversion to fuel oil and carbon black and to also provide a safe method of disposing of organic waste materials.

The purchase of the Utility Unit is subject to us providing a report from an independent party, being SGS Group, (the “Report”) that verifies that the Utility Unit properly meets the claims that we have made; that is, that the

Utility Unit functions as a pyrolysis system technology for energy conversion waste disposal method with an efficient method of converting waste organic materials into marketable energy products or by-products or an efficient method of disposing of waste organic materials in a safe, non polluting, non toxic method compatible with environmental standards (the “Functional Claim”).

We must provide the Report to Imex within five business days of receipt by us of the Report, which we expect to receive in May 2010. Upon receipt of the Report, Imex shall have five business days in which to review the Report and provide written confirmation to us as to whether Imex wishes to proceed with the acquisition of the Utility Unit. Imex may at its sole discretion, cancel the agreement in the event that the Report does not fully support the Functional Claim. Imex is not subject to any performance quotas and does not have exclusive rights to distribute or operate in Jamaica, West Indies.

Distribution Methods and Installation

In larger and emerging markets, our business model is such that we intend to sell the QES System to a joint venture (to which we are one of the principals) which will then market the QES Systems in that region or develop its own plants. This will allow us to maintain ongoing revenues.

In third world countries, we intend to sell the QES System to distributors and rely on the distributors to penetrate the market. Also in many cases funding for projects in these countries need to be orchestrated through the World Bank and as such require local government participation.

We sub-contract construction of the QES System components and such components are assembled on premises currently being rented on a per use basis. We currently do not have an assembly facility and may establish a facility in China pending funding. We have engaged the inventor of the QES System to source necessary components and assembly of the QES System.

New Products

We are not developing nor do we intend to distribute any other products in the foreseeable future.

Competition

Many of our potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. Competitors have and may adopt aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than we do. Increased competition may result in reduced operating margins and loss of market share.

We believe that the principal competitive factors in our market are:

(a)	Quality of by products
(b)	Emission standards
(c)	Capital cost of plant

We believe that the QES System addresses these factors by offering quality by products, emitting negligible emissions meeting the regulatory requirements in Europe and the US. We offer the QES System at a significantly lower capital cost.

We believe that we can compete favorably on these factors. However, we will have no control over how successful our competitors are in addressing these factors.

Availability of Raw Materials Joint Venture Plant Operations

We are in the final stages of completing a long term supply agreement for waste tires for our proposed waste tire plant in the US. Negotiations are expected to be concluded with a 20 year fixed supply agreement. The supply of waste tires will facilitate operations in Joint Ventures established to construct plants for waste tire conversion to carbon black and fuel oil.

The proposed supplier has advised that the Supplier has access of up to 1,200 Tons of waste tires per day in the South Eastern part of the US which will be available for future expansion of the existing plant or the construction of new plants. They have also indicated that we may acquire access up to 5,000 Tons per day of crumb rubber.

Each of the proposed future plants will be able to process a minimum of 150 Tons per day of waste tires. The securing of the long term supply of waste tires or crumb rubber is fundamental for our long range development as well as securing of financing for the construction of the plants.

The component parts of the QES System will be outsourced and assembled by our technical team. We intend to build plants to process used tires either through a joint venture or solely owned and operated plants. We are currently negotiating a joint venture initiative with a prospective partner with an extensive financial background with access to financing to fund the proposed waste tire plant. The location of the plant is tentatively planned to be built in Partrich, Alabama. As of to date, we have not finalized any agreements to secure financing for the proposed waste tire plant. No assurance can be provided that the joint venture or the financing will be completed.

QES System Construction

The only significant raw material required for construction of the QES System is steel and it is readily available. Currently we intend to use steel manufactured in China as it is competitively priced and is readily available.

Inventory

We do not carry inventory. It is our intention to commence procurement of necessary components of the QES System when we receive financial commitments from interested parties.

We cannot estimate at this time the frequency of our placement of orders as we have not established trends or possible seasonal aspects which may affect our sub distributor’s business and the resultant increase or lag in number of orders placed with us.

Orders and Payment

Payment terms will vary and payments are made by wire transfer, bank draft, or money order.

Delivery

Delivery terms are subject to negotiations and are unique in each transaction.

Returns and Refunds

Our warranty policy states that the QES System will be free from material defects in materials and workmanship. The foregoing warranty is subject to the proper installation, operation and maintenance of the QES System in accordance to the QES System operating manual. Warranty claims must be made by the customer in writing within 15 days of the manifestation of a problem. Our sole obligation under the foregoing warranty is, at our option, to repair, replace or correct any such defect that was present at the time of delivery, or to remove the QES System and to refund 50% of the purchase price to customer.

The warranty period begins on the date the QES System is delivered and continues for Twelve (12) months.

Any repairs under this warranty must be conducted by our authorized service representative.

Excluded from the warranty are problems due to accidents, misuse, misapplication, storage damage, negligence, or modification to the QES System or its components.

Patents, Trademarks and Labor Contracts

Patents

Our QES System and related technologies are patented in Taiwan under Patent No 285138, with pending patents No. 2006 10066751.9 and No. 2006 10072434.8 in the Peoples Republic of China and pending US patents No. 2007/0231073A1 and No. 2007/0231224A1.

Patent application number 11/727,803 filed with the United States Patent Trademark Office for a reaction furnace utilizing high temperature steam and a re-circulated heat source to crack dioxin and organic substances contained in waste, being the basis of the our proprietary technology, has been granted by the United States Patent and Trademark Office effective the 15th day of December 2009 under patent number 7,632,471.

Trademarks

We do not have any trademarks on our trade name or logo.

Labor Contracts

We have a labor contract with the inventor of the Acquired Technologies for construction of QES Systems. The component parts of the QES System will be outsourced and assembled by the inventor and technical team.

We do not have contracts with our officers and directors and advisory board.

Government Regulation

We are subject to regulations from various federal, state and municipal authorities, each having different environment regulations to deal with waste and emissions. The following are some of the regulatory authorities throughout the world.

In the USA hazard wastes are regulated by the Environmental Protection Agency (“EPA”) through the Resource Conservation and Recovery Act (“RCRA”) which requires that hazard wastes be tracked from the time that they are generated until their final disposition. Further with the enactment of the Comprehensive Environmental Response, Compensation and Liability Act in 1980, a super fund was created for the clean-up and remediation of closed and abandoned hazardous waste sites. A facility that treats, stores or disposes of hazardous waste must obtain a permit under the RCRA. Individual states may regulate particular wastes more stringently than that mandated by the EPA because the EPA is authorized to delegate primary rulemaking to individual States and most states have implemented such regulations.

The federal government also mandates the requirements for hazardous waste landfill sites together with state and local governmental agencies which may have criteria of their own and which in some cases may be more stringent than the federal regulations.

Worldwide the United Nations Environmental Program (“UNEP”) estimated that more than 400 million tons of hazardous waste is produced annually.

In the United Kingdom the Department for Environment Food and Rural Affairs is the agency responsible for policy and regulations on the environment which includes air quality, waste operations and local authority environmental regulation. In Europe the European Commission is the regulator authority responsible issuing directives for the regulation of hazardous waste.

The EPA is also the regulatory authority governing vehicle emissions and emissions from large Municipal Waste Combusters (“MWC”) (greater than 250 tons per day), small MSWs (less than 150 Tons per day) (MWCs are incinerators which burn household, commercial/retail and or institutional waste), Hazardous Waste Combusters (‘HWC”) and Medical Waste Incinerators. State or federal MWC plans also include source and emission inventories, emission limits, testing, monitoring and reporting requirements or site specific compliance schedules including increments of progress.

The Asian countries also have their own emission and waste treatment regulatory bodies, most of which conform either to the EU or EPA standards.

As worldwide emissions levels have increased dramatically, a greater understanding of the impacts of these emissions have resulted in increased regulation and new development practices have been implemented to reduce emissions in countries worldwide. All of the above are the regulatory environment in which our technology and the proposed applications of the technology are applicable.

Research and Development

At this time, we have one demonstration Utility Unit which is being evaluated for its technical and commercial viability to interested buyers desiring verification of the technology.

We intend to establish a research and development facility in each assembly plant with the intention of maintaining the technological lead in terms of product quality and development of new product applications.

We have incurred $Nil on research and development over the last two years. The inventor has incurred research and development expenses with respect to the QES System over the past two years.

Compliance with Environmental Laws

To our knowledge, we are not subject to any environmental laws which are cause of concern among management.

The QES System is equipped to address environmental issues. It does not burn waste like an incinerator. To deal with complex wastes such as MSW, E-waste, the QES System has two processes to eliminate air pollution. The first process is pyrolysis. It keeps most of the carbon as a by-product thereby reducing the carbon dioxide emissions and incorporates a fuel gas cleaning system in its GASTEC unit The GASTEC unit is a multi-stage condenser and includes a gas cleaner to remove hydrochloric acid, hydrogen sulfide, dust, NHx, and mercury. The second process is a gasification process which operates between 550 and 800C and converts the carbon residue remaining after the pyrolysis process is complete into fuel gas. The product of this two stage process is clean fuel gas which is used as a heat source. In treating Hospital Waste a hot zone will incorporated as a third process whereby the residue remaining is processed in a 1200ºC heating chamber which destroys any possible pathogens or toxic materials that may remain. The GASTEC unit includes an oil-water separator, oil filter system, and water treatment system. It treats the waste water and recycles the water back into the system. This waste water can be recycled when processing materials that do not contain chlorine such as used tires, or certain plastics except PVC. If waste materials contain chlorine such as MSW, Hospital Waste, E-waste, PVC, the recycled water must be chemically treated.

To summarize there are two processes to destroy toxic materials such as dioxins. They are steam pyrolysis, including the GASTEC purification system, and a secondary gasification process which converts residual carbon into fuel gas and if dealing with hospital waste a third process which incorporates a 1200ºC heating chamber. With these processes, the QES System eradicates pathogens, dioxins, air contaminants and other pollutants.

Dioxins and air pollution control

Incineration is the most popular system to handle the MSW and hospital waste. The main problem resulting from incineration is air pollution caused by the emission of dioxins and other toxic materials during the incineration process. It is the opinion of management that the QES System is a natural replacement for the incinerator.

Chlorine is the key element to forming dioxins inside the benzene structure. Benzene is produced during organic material decomposition. In the burning process, the organic material is decomposed and oxidized under high temperature. In an ideal case, the material will decompose 100% and be oxidized; otherwise chlorine will replace the hydrogen molecule of Benzene to form dioxins.

The pyrolysis method employed in the QES System prevents chlorine from replacing the hydrogen molecule of Benzene to produce dioxins as a by-product. To achieve this goal, there are two methods. One method is 100% decomposition and oxidization in the burning process. Vapor gas is kept at high temperatures over 600ºC, and enough oxygen is supplied to ensure complete oxidization. Unfortunately this is not easy to achieve under normal operating conditions as the chlorine is always present during the burning process. Most incinerators have a dioxin problem because they cannot completely burn the waste. The second alternative is to remove the chlorine during the decomposition process. The QES pyrolysis system incorporates removal of chlorine in its processes.

There are three methods to prevent the creation of dioxins in the QES System. The first method used by the QES pyrolysis system is to remove chlorine during organic compound decomposition and reforms chlorine into calcium chloride or sodium chloride by catalyst. It also generates enough hydrogen to prevent the benzene from forming dioxins. Only a small amount of chlorine remains to create hydrogen chloride. The second method is to use the gas cleaning system to clean the fuel gas. The gas cleaning system will remove the hydrogen sulfide, hydrogen chloride, and mercury from fuel gas and passes these materials into waste water. The QES System then uses a high efficiency particulate absorbing (“HEPA”) filter technology to remove toxic materials from the fuel gas by an activated carbon filter. After these processes, the fuel gas resembles liquefied petroleum gas. The third method is to burn the fuel gas at a high temperature zone over 1200 ºC. This will destroy any possible missed pathogens or toxic materials.

The QES System may incorporate a central gas cleaning system which is the last step to prevent any possible air pollution. This central gas cleaning system is optional equipment.

The QES System then uses the steam pyrolysis process to decompose waste materials. This process consumes about 20% of recycled fuel gas as a heat source.

Employees

During the year ended November 30, 2009 we had no full-time employees and no part-time employees. We have engaged a number of consultants who provide services to our company.

Principal Business Office & Administrative Branch Office

Our principal business office is located at 6130 Elton Avenue, Las Vegas, NV. Our administrative office for North American investor relations and U.S. regulatory reporting is located at Suite 200, 245 East Liberty Street, Reno, Nevada, 89501.

ITEM 1A.        RISK FACTORS

Any of the following risks could materially adversely affect our business, financial condition, or operating results.

All parties and individuals reviewing this Annual Report on Form 10K and considering us as an investment should be aware of the financial risk involved. When deciding whether to invest or not, careful review of the risk factors set forth herein and consideration of forward-looking statements contained in this registration statement should be adhered to. Prospective investors should be aware of the difficulties encountered as we face all the risks including competition, and the need for additional working capital. The likelihood of our success must be considered in light of the problems and expenses that are frequently encountered in connection with operations in the competitive environment in which we will be operating.

***You should read the following risk factors carefully before purchasing our common stock. ***

RISKS RELATING TO OUR BUSINESS

We have a limited operating history upon which an evaluation of our prospects can be made. For that reason, it would be difficult for a potential investor to judge our prospects for success.

We were organized and commenced operations in June 2007. We have had limited operations since our inception from which to evaluate our business and prospects. There can be no assurance that our future proposed operations will be implemented successfully or that we will have the ability to generate profits. If we are unable to sustain our operations, you may lose your entire investment. We face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs. As a new business, we may encounter delays and other problems in connection with the methods of product distribution that we implement. We also face the risk that we will not be able to effectively implement our business plan. In evaluating our business and prospects, these difficulties should be considered. If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

Our claims of the QES System and the functions of its applications are based on results from internal testing. If we do not obtain desired test results from independent tests of the QES System, our operations would be suspended indefinitely.

Our claims on the functions of the QES 2000 system are based on testing performed by our technical staff. These claims are currently being independently verified, with results expected to be issued May 2010 to determine the safety and capabilities of the QES 2000 System. If test results do not support our claims, our operations including scheduled demonstrations would be suspended until we remedy problems indicated by independent tests.

To remedy any problems with the QES System as determined by independent testing will require additional working capital for which we may not be able to source on a timely basis and our operations could fail.

We cannot determine at this time whether desired test results from independent testing will be achieved and if problems should arise as indicated by independent test results, we cannot estimate the additional working capital required to remedy these problems nor do we have sufficient working capital to devote to additional expenses associated with construction of the QES System. Our operations would be suspended indefinitely until the necessary funding is secured.

If we do not receive shareholder loans we may be unable to continue meeting our minimum funding requirements.

As of November 30, 2009 we had a negative working capital of $ 172,452. We will require shareholder loans to meet our working capital needs; however, we have no formalized agreements with shareholders guaranteeing that any required funding will be available to us. We may exhaust this source of funding at any time, which would cause us to cease operations.

We require short term funding in the amount of approximately $725,000 in the next 12 months to fund our operations. Although our shareholders are committed to providing the necessary funding in order to generate revenues they are not obligated to do so. We have no formal agreements with our shareholders. If we do not receive shareholder loans or any other form of funding, our operations would cease indefinitely.

We may not be able to compete effectively against our competitors, which could force us to curtail or cease business operations.

Many of our competitors have significantly greater name recognition, financial resources and larger distribution channels. If we are not able to compete effectively against our competitors, we will be forced to curtail or cease our business operations. We do not have any market share in the industry at this time.

We may face product liability for the product we sell.

We may become liable for any damage caused by our products when used in the manner intended. Any such claim of liability, whether meritorious or not, could be time-consuming and result in costly litigation. We do not carry insurance. Any imposition of liability could severely harm our business.

Our shareholders may not be able to enforce U.S. civil liabilities claims.

Our assets are located outside the United States and all of our directors and officers are located outside the United States. As a result, it may be difficult to effect service of process within the United States upon these persons. In addition, a shareholder should not assume that the courts in any other country (i) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States, or (ii) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or other laws of the United States.

RISKS RELATING TO OUR COMMON STOCK

Trading On The OTC Bulletin Board May Be Volatile And Sporadic, Which Could Depress The Market Price Of Our Common Stock And Make It Difficult For Our Stockholders To Resell Their Shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our Stock Is A Penny Stock. Trading Of Our Stock May Be Restricted By The SEC’s Penny Stock Regulations And FINRA’s Sales Practice Requirements, Which May Limit A Stockholder’s Ability To Buy And Sell Our Stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None

ITEM 2.        PROPERTIES

Principal Business Office

Our principal business office is located at 6130 Elton Avenue, Las Vegas, NV, 89107. Our resident agent office is located at Suite 200, 245 East Liberty Street, Reno, Nevada, 89501.

We conduct our business in the office of a company controlled by a shareholder. There has been no charge for this use. If there was a charge, it would be insignificant.

There are currently no proposed programs for the renovation, improvement or development of the facilities that we currently use. We believe that this arrangement is suitable given the nature of our current operations, and we also believe that we will not need to lease additional administrative offices in the immediate future.

ITEM 3.        LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 23, 2009, our board of directors and stockholders representing a majority of the outstanding shares of our company approved an amendment to our articles of incorporation for the creation of 750,000,000 shares of preferred stock, par value of $0.001, for which the directors of the company may fix and determine the designations, rights preferences or other variations of each class or series within each class of preferred stock of the company

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY Market Information

We have been listed on the OTC Bulletin Board under the symbol “QPRJ” since April 23, 2009. The following table sets forth the high and low bid price per share of our common stock for the periods presented.

Quarter Ended	High	Low

February 28, 2009	N/A	N/A
May 31, 2009	0.25	0.15
August 31, 2009	0.38	0.16
November 30, 2009	0.43	0.15

Stockholders of Our Common Shares

As of November 30, 2009, we had 33,119,260 shares of our common stock outstanding and 800,000 shares of our Series A Preferred Stock outstanding. The 33,119,260 outstanding shares account for the 2 for 1 stock split effective April 16, 2009 and the 5 for 1 stock split effective February 17, 2009.

Our common shares are issued in registered form. The registrar and transfer agent for our shares of common stock is Quicksilver Stock Transfer, with an address of 6623 Las Vegas Boulevard, South Street, 255, Las Vegas Nevada, 89119, Telephone: 702-629-1883, Facsimile: 702-562-9791.

Dividend Policy

We have not declared or paid any cash dividends on our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We issued the following common shares in settlement of our debts to an affiliate and designated parties for services rendered and payments made on our behalf and on behalf of Energy Systems. The quantity of shares issued was determined based on the closing price of our shares on the dates mentioned below.

			Common	Preferred
Date of Issuance	Debt incurred to:	Amount	Shares Issued	Shares Issued

November 5, 2009	September 1, 2009	$ 249,000	889,280	-
November 23, 2009	October 31, 2009	152,143	614,280	400,000
December 4, 2009	November 30, 2009	265,000	2,650,000	-

Total		$ 666,143	4,153,560	400,000

On November 3, 2009, our President was awarded 135,700 shares of common stock valued at $ 38,000 and 400,000 shares of Series A Preferred Stock, valued at approximately $2,800,000 as compensation for services rendered to our company. The 135,700 common shares and 400,000 shares of Series A Preferred Stock were issued to settle compensation to our President.

On October 23, 2009, we entered into a consulting agreement with Paradigm Capital Corporation of Taiwan, for corporate and marketing consulting in Asia. The agreement is effective October 23, 2009 and expires January 31, 2010 with an option at our discretion to extend the term until May 31, 2010. On January 27, 2010, the consulting agreement was extended to May 31, 2010. We issued 525,000 common shares to Paradigm Capital Corp and its appointed nominees for consulting services for the period October 23, 2009 till January 31, 2010. We issued an additional 5,000,000 common shares for consulting services for the period February 1, 2010 till May 31, 2010.

On October 28, 2009, we entered into a consulting agreement with Alpha International Marketing Corp. of Chile, for corporate and marketing consulting in Asia, North America, South America and the Caribbean. The agreement is effective October 28, 2009 and expires January 31, 2010 with an option at our discretion to extend the term until May 31, 2010. On January 27, 2010, the consulting agreement was extended to May 31, 2010. We issued 535,000 common shares to Alpha International Marketing Corp and its appointed nominees for consulting services for the period October 23, 2009 till January 31, 2010. We issued an additional 4,545,000 common shares for consulting services for the period February 1, 2010 till May 31, 2010.

The offer and sale of the shares were exempt from registration pursuant to section 4(2) of the Securities Act, Rule 701 and Rule 506 of Regulation D promulgated there under. We believe that these sales were also exempt under Regulation S under the Securities Act, as such sales were made in offshore transactions to non-U.S. persons.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Option Grants

On September 23, 2009, our Board of Directors adopted a stock option plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan provides for the issuance of up to 4,000,000 shares to assist us in retaining those officers, employees, consultants or directors whose services would contribute to our success. As of November 30, 2009 there were no options granted.

There are no outstanding options or warrants to purchase, or securities convertible into shares or equity compensation plans. Our issued and outstanding shares could be sold at the appropriate time pursuant to Rule 144 of the Securities Act.

Securities Authorized For Issuance Under Equity Compensation Plans

On November 3, 2009, our company president was awarded 135,700 shares of common stock and 400,000 shares of Series A Preferred Stock as compensation for services rendered to our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended November 30, 2009.

Item 6.          SELECTED CONSOLIDATED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

The following discussion should be read in conjunction with our financial statements and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors”.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

We have determined that the calculation of the fair value of equity securities issued, specifically Series A Preferred Shares for services rendered by our President and also issued to settle debt incurred, meet those criteria of a significant estimate. We issued common and preferred shares in settlement of or debts to an affiliate and designated parties for services rendered and payments made on our behalf and on the behalf of Energy Systems. The quantity of common and preferred shares issued was determined based on the closing price of our shares on the date of settlement.

Cash Requirements

Over the next twelve months we intend to use any funds that we may have available to fund our operations.

Not accounting for our working capital deficiency of $172,452 as of November 30, 2009, we require additional funds of approximately $725,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended November 30, 2009. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. As we had cash in the amount of $2,309 and a working capital deficiency in the amount of $172,452 as of November 30, 2009, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2010.

Research and Development

We do not intend to allocate any funds to research and development over the twelve months ending November 30, 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

From November 30, 2007 until April 2009, our operations were that of distribution of alternative health products. Upon further market research, it was determined that pursuing the marketing and sale of such product was not as profitable as previously projected. Therefore, all efforts relating to the distribution and marketing were ceased. In April 2009, we commenced operations relating to the sale and distribution of the QES System which convert a variety of waste materials to marketable by-products. It is our intention to market the QES System to parties interested in establishing joint ventures and establishing waste conversion operations and also the sale of QES Systems.

Our expenses are expected to vary and we cannot determine trends in our expenditures given our lack of operating history.

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances from November 30, 2009 to November 30, 2008.

Year Ended
November 30
	2009	2008
Sales	$ Nil	$ Nil
Cost of Sales	$ Nil	$ Nil
Selling and Administrative	$ 5,168,979	$ 10,529
Expenses
Net Loss from Operations	$ (5,168,979)	$ (10,529)

Revenues

We have not generated any revenues to date. We have constructed one Utility Unit as per our Fanta Marketing Agreement with Fanta for a purchase price of $ 420,000 against which we will allow a $ 360,000 credit for the marketing services to be performed by the distributor. The Utility Unit is completed and currently awaiting independent testing. The Utility Unit will be used for demonstration purposes for prospective buyers and joint venture partners.

Fanta is obligated to fulfill its performance quota for year 1 and has further obligations to purchase an additional three QES Systems in year 2 as per the Fanta Agreement.

Expenses

Our expenses for the fiscal year ended November 30, 2009 and 2008 are as follows:

	November 30
	2009	2008

Stock Compensation Expense	$ 2,838,000	$ -
Excess cost to settle debt obligation	1,440,000	-
Consultation Fees	516,900	-
Finders Fee	150,000	-
Professional Fees	84,212	10,397
Investor Relations Expense	50,000	-
Testing expense	47,000
Travel & Entertainment	23,805	-
Bad Debt Expense	7,756	-
Office Expense	4,338	132
Transfer Agent Fees	3,568	-
Website	3,400	-

	$ 5,168,979	$ 10,529

Operating Expenses

For the year ended November 30, 2009, our total operating expenses were $5,168,979 as compared to $10,529 for the year ended November 30, 2008. The increase in operating expenses is primarily due to increases in stock compensation expense, excess cost to settle debt obligation, consulting fees, finders’ fees and professional fees.

We expect to continue to increase our business activities and we expect our total operating expenses, excluding stock-based compensation, to continue to rise over the coming twelve months.

Stock Compensation Expense

On November 3, 2009, our President was awarded 135,700 shares of common stock valued at $ 38,000 and 400,000 shares of Series A Preferred Stock, valued at approximately $2,800,000 as compensation for services rendered to our company. The 135,700 common shares and 400,000 shares of Series A Preferred Stock were issued to settle compensation to our President.

Excess cost to settle debt obligation

We incurred an additional $ 1,440,000 in excess cost to settle our debt obligations to an affiliate. Common stock (614,280 shares) and Series A Preferred Stock (400,000 shares), with a value of $ 2,990,143 were issued to settle debt due to affiliate totaling $ 152,143.

Consulting and Management Fees

We incurred consulting fees and management fees totaling $ 516,900 of which $ 330,000 relates to our consulting agreement with Magnum Group International (“Magnum”) as discussed below for the period from June 15 through November 30, 2009.

On June 15, 2009, Energy Systems entered into a Consulting Agreement (“Magnum Agreement”) with Magnum whereas Magnum will provide consulting services relating to accounting and corporate governance, assistance in compliance with international and domestic financing, domestic and international taxation, federal and state securities laws, and secondary securities trading, assistance with business acquisitions and dispositions and matters of general and special law. The term of the agreement is for five years with an effective commencement date of June 15, 2009. In consideration of services performed by Magnum, Energy Systems shall pay the monthly fee of $ 60,000 with a 5% increment per year to be settled by the issuance of common shares. On August 31, 2009, Energy Systems entered into an amended agreement with Magnum extending the terms of the Magnum Agreement to 15 years commencing August 31, 2009. Please refer to Exhibit 10.7.

A further $80,900 relates to marketing and promotion costs.

A total of $106,000 was incurred for consulting fees per our consulting agreement with Paradigm Capital Corp (“Paradigm”) and Alpha International Marketing Corp (“Alpha”). The fees for Paradigm and Alpha of $ 318,000 were paid by issuance of 525,000 and 535,000 shares of common stock to the companies at a closing share price of $ 0.32 and $ 0.28 per share, respectively, with the expenses being recognized over the period of the initial contracts, spanning the period from October 23, 2009 to January 31, 2010. We intend on continuing to issue common shares in lieu of cash payment to Paradigm and Alpha.

On October 23, 2009, we entered into a consulting agreement (“Paradigm Agreement”) with Paradigm of Taiwan, for corporate and marketing consulting in Asia. Pursuant to the terms of the agreement Paradigm agreed to provide assistance on corporate structure and specific projects, including and relating to marketing, road show presentations and related matters. The agreement is effective October 23, 2009 and expires January 31, 2010 with an option at our discretion to extend the term until May 31, 2010. On January 27, 2010, the consulting agreement with Paradigm was extended to May 31, 2010.

Consideration for the services of Paradigm is $56,000 per month or a total of $168,000 for the full term until January 31, 2010. The total consideration paid to Paradigm was the issuance of 525,000 restricted common shares at a market price of $0.32 per share upon signing of the agreement. The Paradigm Agreement was extended under the same terms with consideration for services rendered until May 31, 2010 to be $ 168,000. The total consideration was paid by issuance of 5,000,000 restricted common shares at a price of $ 0.033 per share.

On October 28, 2009, we entered into a consulting agreement (“Alpha Agreement”) with Alpha of Chile, for corporate and marketing consulting in Asia, North America, South America and the Caribbean to provide assistance on corporate structure and specific projects, including and relating to marketing, road show presentations and related matters. The agreement is effective October 28, 2009 and expires January 31, 2010 with an option at our discretion to extend the term until May 31, 2010. On January 27, 2010, the consulting agreement with Alpha was extended to May 31, 2010.

Consideration for the services of Alpha is $50,000 per month or a total of $150,000 for the full term until January 31, 2010. The total consideration to Alpha was the issuance of 535,000 common shares at a market price of $0.28 per share upon signing of the agreement. The Alpha Agreement was extended under the same terms with consideration for services rendered until May 31, 2010 to b $ 150,000. The total consideration was paid by issuance of 4,545,000 restricted common shares at a price of $ 0.033 per share.

Finders Fee

We incurred $150,000 in finders’ fees pursuant to our Finders Fee Agreement with Magnum dated January 5, 2009 and as amended on August 31, 2009. The finders’ fee relates to technology acquired under the Technology Purchase Agreement signed with Quadra Marketing. Please refer to Exhibit 10.11.

On April 30, 2009, we entered into an addendum to the Finders Fee Agreement with Magnum dated January 5, 2009. The addendum states that Magnum had sourced the Acquired Technologies initially to Quadra Marketing on April 1, 2009 and subsequently to Energy Systems under the terms of the Technology Purchase Agreement dated April 30, 2009. Magnum shall source financing on a best efforts basis for the construction of the QES Systems and market the QES Systems on a worldwide basis under our direction as well as the direction of Energy Systems.

Energy Systems intends to construct QES Systems using the Acquired Technologies for use in commercial operations and will also outright sell the QES Systems.

The finder’s fee of $ 150,000 was paid in combination with various amounts owing to Magnum by issuance of common and preferred shares. As per our amended agreement with Magnum entered into on August 31, 2009, Magnum will receive consideration Ten Per Cent (10%) of all the gross proceeds received by us or Energy Systems resulting from direct sales, joint ventures and/or from plants operated by us or Energy Systems for the QES System and ancillary equipment, and enhancements. In addition, 5% of gross proceeds from investors acquiring private placements, or investments shall be remitted to Magnum.

The Finders Fee Agreement is for a term of 20 years commencing August 31, 2009. The original Finder’s Fee Agreement dated January 5, 2009 andthe addendum signed on April 30, 2009 and the amendment to the Finders Fee Agreement dated August 31, 2009.

Professional Fees

Professional fees incurred totaled $ 84,212 of which $ 30,725 relates to audit, review and bookkeeping fees and the remainder of $ 53,487 relates to legal fees.

Investor Relations

We incurred $ 50,000 in investor relations fees. The agreement commenced June 1, 2009 with a monthly fee of $ 10,000 is due the 1st of each month. The agreement was with Fusion Capital LLC and was terminated effective November 1, 2009. There was a provision in the contract to terminate their agreement. We were of the opinion that they were not performing the services set out in the contract.

Testing Expense

We incurred $ 47,000 in testing expense relating to the Utility Unit constructed as per our Fanta Marketing Agreement with Fanta. We incurred an additional $ 13,000 in December 2009. We cannot determine at this time if additional capital is required as the Utility Unit is currently undergoing independent testing.

Travel

We incurred $ 23,805 in travel costs of which $ 22,245 related to travel to India and Singapore for the purpose of promoting Acquired Technologies. A further $1,560 related to travel to China pursuant to our efforts under our Fanta Agreement with Fanta.

Bad Debt Expense

Bad debt expense consists of advances for travel costs which were not recovered on a timely basis. We do not expect to incur such expenses in the future.

Transfer Agent Fees

Our transfer agent fees total $ 3,568 and consisted primarily of initial set up costs.

Website Development

We completed the developing of our website for which we incurred a total of $ 3,400 in website development and technical support expenses. We do not expect to incur additional website development costs with the exception of technical support when required.

Current trends in the industry

To the best of management’s knowledge, there are many pyrolosis systems competing in the same target market as the QES System. As we have commenced operations relating to the QES System in April 2009 and have generated one sale to date, at this time it is difficult to assess trends in the industry which may affect the results of our operations at this time due to the lack of operating history and experience in the industry.

Liquidity and Capital Resources

Working Capital
	At	At
	November	November
	30, 2009	30, 2008

Current Assets	$ 214,309	$ 5,384
Current Liabilities	$ 386,761	$ 6,000
Working Capital	$ (172,452)	$ (616)

Cash Flows
	At	At
	November	November
	30, 2009	30, 2008

Net Cash Consumed by Operating Activities	$ (200,154)	$ (4,529)
Net Cash Provided (Consumed) by Investing Activities	$ Nil	$ Nil
Net Cash Provided by Financing Activities	$ 197,079	$ Nil
Net Cash Consumed	$ (3,075)	$ (4,529)

Working Capital Needs:

As of November 30, 2009, we had a negative working capital of $ (172,452.) Over the next 12 months, we will require approximately $725,000 to sustain our working capital needs as follows:

Repayment of shareholder loans	70,000
Settlement of accrued liabilities	5,000
Salaries and consulting fees	250,000
Marketing	400,000
Total	$ 725,000

Our debt of $265,000 with an affiliate was settled on December 2, 2009 when we issued 2,650,000 shares of common stock valued at a closing price of $0.10 per share to our affiliate and designated parties for services rendered and payments made on our behalf and on the behalf of Energy Systems from November 1 through November 30, 2009. We intend to settle our monthly obligations to Magnum, Paradigm, and Alpha by issuance of common shares in lieu of cash payment.

Sources of Capital:

We expect to obtain financing through shareholder loans and private placements. Shareholder loans will be without stated terms of repayment or interest. We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

Cash Flows

Operating Activities:

Net cash consumed by operating activities were $200,154 in 2009 and $4,529 in 2008.

On November 3, 2009, our President was awarded 135,700 shares of common stock valued at $ 38,000 and 400,000 shares of preferred stock, valued at approximately $2,800,000 as compensation for services rendered to our Company.

We incurred a total of $ 507,143 in consulting fees. We incurred $ 106,000 in consulting fees per our consulting agreement with Paradigm and Alpha. The total consulting fee was paid by issuance of 525,000 and 535,000 shares of common stock to Paradigm and Alpha at a closing share price of $ 0.32 and $ 0.28 per share, respectively. The total value of the stock granted is $ 318,000 with the expenses for these grants being recognized over the contract period, resulting in $ 106,000 of current expense. In addition, stock valued at $ 401,143 was issued for services rendered by affiliate.

We incurred an additional $ 1,440,000 in excess cost to settle our debt obligations to an affiliate and our President. A total of 800,000 preferred shares were issued at prevailing market prices upon the terms agreed to by both parties. It was determined that the value of the preferred shares was in excess of the market price.

The $ 47,000 increase in advances from customer relates to the sale of one Utility Unit to Fanta as per our Fanta Marketing Agreement. Construction of the Utility Unit commenced October 2009 and was completed in January 2010. The Utility Unit is to be used for joint marketing efforts with Fanta to market the Utility Unit to prospective buyers and joint venture partners.

The Fanta Marketing Agreement was for the purchase of one Utility Unit for $ 420,000. The company granted a $ 360,000 credit to Fanta for marketing expenses incurred for setting up distribution networks and marketing of the QES System in China. The total amount due from Fanta is $ 60,000 of which $ 47,000 was received by November 30, 2009. The remaining $ 13,000 was received in December 2009.

We obtained a $ 137,857 advance from our affiliate for funding our working capital needs. The advances are due on demand.

Investing and Financing Activities:

For the fiscal year ended 2009 and 2008, we had no investing activities.

Our cash flows from financing activities were $197,079. Additional capital is required in order to fund our working capital needs and we expect to receive additional financing through shareholder loans. We obtained $ 69,936 in shareholder and $ 152,143 in affiliate loans of which $25,000 was repaid. Such loans will be without stated terms of repayment or interest. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and affiliate loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

Material Commitments

We do not have any material commitments for capital expenditures.

Seasonal Aspects

Management is not currently aware of any seasonal aspects which would affect the results of our operations during any particular time of year.

Off Balance Sheet Arrangements We have no off balance sheet arrangements.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Item 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Quadra Projects Inc.

We have audited the accompanying consolidated balance sheets of Quadra Projects Inc.(a development stage company) as of November 30, 2009 and 2008, and the related consolidated statements of Income, changes in stockholders’ equity, and cash flows for years ended November 30, 2009 and 2008 and for the period from June 7, 2007 (date of inception) to November 30, 2009. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Quadra Projects Inc (a development stage company) as of November 30, 2009 and November 30, 2008, and the results of its operations and cash flows for the years ended November 30, 2009 and November 30, 2008 and for the period from June 7, 2007 to November 30, 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, at November 30, 2009, the Company had an accumulated deficit of $ 5,193,995 and has a history of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/s/ Robert G. Jeffrey, Certified Public Accountants

February 24, 2010 Wayne, New Jersey

- F1 -

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2009	2008
ASSETS

Current Assets:
Cash	$ 2,309	$ 5,384
Prepaid expenses	212,000	-

Total current assets	214,309	5,384

Total Assets	$ 214,309	$ 5,384

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Advances from affiliate	$ 127,143	$ -
Amount due to affiliate for services	137,857
Due to shareholder	69,936	-
Accrued expenses	4,825	6,000
Advances from customer	47,000	-

Total liabilities	386,761	6,000

Shareholders’ Deficit:
Common shares – authorized, 750,000,000 shares of $.001 par
value; issued and outstanding, 33,199,260 and 30,500,000	33,199	30,500
shares, respectively
Preferred Class A shares – authorized, 20,000,000 shares of	800	-
$.001 par value; issued and outstanding, 800,000 shares
Capital in excess (deficit) of par value	4,987,544	(6,100)
Deficit accumulated during development stage	(5,193,995)	(25,016)
Total shareholders’ deficit	(172,452)	(616)

Total Liabilities and Shareholders’ Deficit	$ 214,309	$ 5,384

These accompanying notes are an integral part of these financial statements.

- F2 -

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
ACCUMULATED DURING DEVELOPMENT STAGE

			June 7, 2007 (Date
			of Inception of
			Development Stage)
	Year Ended	Year Ended	to
	November 30, 2009	November 30, 2008	November 30, 2009

Revenue	$ -	$ -	$ -

Expenses:
Selling and Administrative Expenses	5,168,979	10,529	5,193,995
Net loss	$ (5,168,979)	$ (10,529)	$ (5,193,995)

Loss Per Share -
Basic and Diluted	$ (0.17)	$ -

Weighted average number of shares outstanding	30,685,756	30,500,000

Included within expenses are the following:
Stock Compensation Expense	$ 2,838,000	$ -	$ 2,852,400
Excess cost of stock issued to settle debt obligation	1,440,000	-	1,440,000
Consultation Fees	516,900	-	516,900
Finders Fee	150,000	-	150,000
Professional Fees	84,212	10,397	94,609
Investor Relations Expense	50,000	-	50,000
Testing expense	47,000	-	47,000
Travel & Entertainment	23,805	-	23,805
Bad Debt Expense	7,756	-	7,756
Office Expense	4,338	132	4,557
Transfer Agent Fees	3,568	-	3,568
Website	3,400	-	3,400

	$ 5,168,979	$ 10,529	$ 5,193,995

These accompanying notes are an integral part of these financial statements.

- F3 -

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2009 AND 2008

						Deficit
						Accumulated
					Capital in	During
	Common Shares		Preferred Shares		Excess of Par	Development
	Shares	Amount	Shares	Amount	Value	Stage	Total
Balance November 30, 2007	30,500,000	$ 30,500	-	-	$ (6,100)	$ (14,487)	$ 9,913
Net loss for period	-	-	-	-	-	(10,529)	(10,529)
Balance November 30, 2008	30,500,000	30,500			(6,100)	(25,016)	(616)
Shares issued for services	1,195,700	1,196	400,000	400	3,154,400	-	3,155,996
Shares issued for settlement of debt	1,503,560	1,503	400,000	400	1,839,244	-	1,841,147
Net loss for period	-	-	-	-	-	(5,168,979)	(5,168,979)
Balance November 30, 2009	33,199,260	$ 33,199	800,000	$ 800	$ 4,987,544	$ (5,193,995)	$ (172,452)

These accompanying notes are an integral part of these financial statements.

- F4 -

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			June 7, 2007
			(Date of
			Inception of
	Year	Year	Development
	Ended	Ended	Stage) To
	November	November	November
	30, 2009	30, 2008	30, 2009
CASH FLOWS FROM OPERATIONS:
Net loss	$ (5,168,979)	$ (10,529)	$ (5,193,995)
Adjustments required to reconcile net loss to net cash
consumed by operations:

Charges not requiring outlay of cash:
Share Compensation Expense	2,838,000	-	2,852,400
Shares issued for consulting services	507,143	-	507,143
Excess cost of stock issued to settle debt obligations	1,440,000	-	1,440,000
Changes in assets and liabilities:
Decrease (increase) in accrued expenses	(1,175)	6,000	4,825
Increase in advances from customer	47,000	-	47,000
Increase in advances from affiliate	137,857	-	137,857

Net Cash Consumed by Operating Activities	(200,154)	(4,529)	(204,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from affiliate loans	152,143	-	152,143
Repayment of affiliate loans	(25,000)	-	(25,000)
Proceeds from shareholder loans	69,936	-	69,936
Proceeds from issuance of common stock	-	-	10,000

Net Cash Provided by Financing Activities	197,079	-	207,079

Net decrease (increase) in cash	(3,075)	(4,529)	2,309

Cash balance, beginning of period	5,384	9,913	-

Cash balance, end of period	$ 2,309	$ 5,384	$ 2,309

These accompanying notes are an integral part of these financial statements.

- F5 -

     QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

1. ORGANIZATION AND BUSINESS Organization of Company

The Company was incorporated in the State of Nevada on June 7, 2007 for the purpose of distributing health supplement services worldwide. The Company is a development stage company.

The Company has ceased operations relating to distribution of the electronic non invasive acupuncture pen. Upon further market research, it was determined that pursuing the marketing and sale of this product was not as profitable as previously projected. On April 30, 2009, the Company acquired Energy Conversion and Waste Disposal Technology (“Acquired Technologies”) and has established Joint Ventures and Distribution agreements with several parties. The Company intends to pursue business opportunities in energy conversion and waste disposal as its principle business activity indefinitely, including marketing of the Acquired Technologies and the planned construction of systems to convert waste material to energy (“QES systems”).

2. CONSOLIDATION

These financial statements include the accounts of the Company and its wholly owned subsidiary, Quadra Energy Systems Inc. (“Energy Systems”). All intercompany transactions have been eliminated in consolidation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, cash and prepaid expenses approximates its value at November 30, 2009.

Income Taxes

The Company accounts for income taxes in accordance with pronouncements of the Financial Accounting Standards Board which requires the use of the “liability method”. Accordingly, deferred tax liabilities and assets are determined based on differences between the financial statement and tax bases of assets and liabilities, and of net operating loss carry forwards, using enacted tax rates in effect for the years in which the differences are expected to reverse. Current income taxes are based on the income that is currently taxable.

- F6 -

     QUADRA PROJECTS, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net Income per Share

The Company computes net income (loss) per common share in accordance with the pronouncements of the Financial Accounting Standards Board and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under these provisions, basic and diluted net income per common share are computed by dividing the net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying financial statements.

Impairment

The Company periodically evaluates its long-lived assets to determine that the carrying amounts are recoverable.

Stock Based Compensation

The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued.

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

- F7 -

     QUADRA PROJECTS, INC.
 (A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

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

5. RELATED PARTY TRANSACTIONS

On November 3, 2009, the Company president was awarded 135,700 shares of common stock and 400,000 shares of preferred stock, valued at approximately $ 2,838,000 as compensation for services rendered to the Company.

The Company conducts its business in the office of a company controlled by a shareholder. There has been no charge for this use. If there were a charge, it would be insignificant.

6. AMOUNTS DUE TO SHAREHOLDERS

Shareholder loans are due on demand. They are not supported by notes.

7. SHARE AUTHORIZATION AND STOCK SPLITS

On February 17, 2009, the Company filed notice with the Secretary of State of Nevada to increase its authorized and issued share capital on a 5 for 1 basis. The Company filed another notice with the Secretary of State of Nevada on April 16, 2009 to increase its authorized and issued capital on a 2 for 1 basis. The accompanying balance sheets for November 30, 2009 and 2008 and the profit and loss statement for the fiscal year ended November 30, 2009 and 2008 has been adjusted for the 2 for 1 and 5 for 1 stock splits. The split is reflected on the financial statements as if they occurred on the earliest date presented.

8. ADVANCES FROM AFFILIATE

The Company received advances from an affiliate totaling $ 152,143 of which $ 25,000 were repaid. These advances provided for working capital needs. The advances are due on demand with and interest rate of 6% payable at the end of the term loan.

- F8 -

     QUADRA PROJECTS, INC.
 (A Development Stage Company)
 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

9. SIGNIFICANT CONTRACTS Technology Purchase Agreement

On April 30, 2009, Energy Systems entered into a Technology Purchase Agreement with Quadra Marketing Corp. to purchase energy conversion and waste disposal technology, subsequently referred to as the “Acquired Technologies”, for consideration of 10% of gross sales generated from use of the Technology and also 10% of net proceeds of sales of the QES Systems. The closing date of the agreement was June 1, 2009. No value has been assigned to the “Acquired Technologies.”

Acquired Technologies consists of equipment and software for pyrolysis systems consisting of QES 2000S and QES 2000 Mobile Systems which is a non polluting energy conversion and waste disposal system designed to convert organic waste to fuel and valuable by-products such as activated carbon, fertilizer, producing no air pollution or ash to be land filled.

Finders Fee Agreement

On April 30, 2009, the Company signed an addendum to a Finders Fee Agreement with Magnum Group International Inc. (“Magnum”), which had originally been executed January 5, 2009. The finder’s fee is $ 150,000, originally payable by July 31, 2009. This fee was paid in combination with various amounts owing to Magnum by issuance of common and preferred shares. Additional fees are required as follows: 10% of gross proceeds received by us or Energy Systems resulting from direct sales, joint ventures and/or from plants operated by us or Energy Systems from those commercial operations of Energy Systems using the QES Systems.

Consulting Agreement

Energy Systems entered into a Consulting Agreement with Magnum under which Magnum will provide consulting services relating to accounting and corporate governance, assistance in compliance with international and domestic financing, domestic and international taxation, Federal and state securities laws, secondary securities trading, assistance with business acquisitions and dispositions and matters of general and special law. The term of the agreement is five years with an effective commencement date of June 15, 2009. In consideration of services performed by Magnum, Energy Systems shall pay a consultant fee of $ 60,000 per month. The consultant fee from June 15, 2009 until October 31, 2009 has been paid in combination with various amounts owing to Magnum by issuance of common and preferred shares.

Distribution Agreement – North America

On July 17, 1009 Energy Systems entered into an agreement with Ecobiosol Energy Inc. (“EEI”), a Nevada corporation, wherein EEI was appointed as exclusive distributor of the QES Systems in North America (the “Ecobiolsol Territory”), provided however, the Company, or its affiliated companies shall be entitled to establish their own or joint venture with third parties up to 10 ECS System plants in the Ecobiosol Territory. The term of the agreement is for 10 years which term could be extended for additional 5 year terms unless written notice of termination is delivered by either party no less than 30 days prior to the expiration of the then current term. The agreement requires that EEI purchase a minimum of two QES Systems in year 1 and thereafter a minimum of ten QES Systems in each year during the then current term.

- F9 -

     QUADRA PROJECTS, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

9. SIGNIFICANT CONTRACTS, Continued Distribution Agreement – China, Hong Kong, Macau

On July 20, 2009, Energy Systems entered into an agreement with Fanta International Enterprises (Canada) Inc. (“Fanta”) wherein Fanta was appointed as exclusive distributor for QES Systems in China, Hong Kong and Macau (the “Fanta Territory”), for a term of 2 years which such term could be extended for an additional 2 year term, provided that Fanta achieves its minimum purchase requirements of one ECS System in year 1, three QES Systems in year 2 and ten QES Systems in years 3 and year 4. Thereafter any renewal terms would be subject to mutually acceptable terms, provided however if the parties fail to agree on terms of any renewal, then Energy Systems shall have right to determine the conditions of any subsequent renewal. Provided however, nothing contained herein shall prohibit or restrict Energy Systems or its affiliated companies to be incorporated in Taiwan, or its affiliated companies from establishing their own or joint venturing with third parties a total maximum of ten ECS Systems waste to energy system plants in the Fanta Territory.

The agreement provides that Fanta can appoint a network of sub-distributors in the Fanta Territory to assist Fanta in the sales and servicing required in the Fanta Territory. The Agreement further provides Fanta shall establish a full service distribution and parts center, service maintenance team, sales team to support the sales of QES Systems in the Fanta Territory and to jointly promote the marketing of QES System with Energy Systems.

10. AMENDMENT TO CERTIFICATE OF INCORPORATION

On July 22, 2009, the Company’s Board of Directors approved a resolution for the issuance of up to 750,000,000 shares of preferred stock. That resolution was approved by the shareholders, as required, shortly thereafter. On September 17, 2009, the State of Nevada approved this amendment to the certificate of incorporation. On November 2, 2009, the Company filed a Certificate of Designation that pursuant to the authority granted to and vested in the Board in accordance with the provisions of the Certificate of Incorporation, as amended and restated, created a Series A Preferred Stock, $0.001 par value, with a maximum of 20,000,000 shares authorized of the 750,000,000 Preferred Shares Authorized, which series shall have certain designations and number thereof, powers, preferences, rights, qualifications, limitations and restrictions, in particular, it shall have the following voting rights:

Each share of Series A Preferred Stock shall entitle the holder to One Hundred (100) votes for each share of Series A Preferred Stock. In any vote or action of the holders of the Series A Preferred Stock voting together as a separate class required by law, each share of issued and outstanding Series A Preferred Stock shall entitle the holder thereof to One Hundred (100) vote per share. The holders of Series A Preferred Stock shall vote together with the shares of Common Stock as one class. The holders of the Series A Preferred Stock shall share ratably, with the holders of common stock, in any dividends that may, from time to time may be declared by the board of directors. Series A Preferred Stock are not convertible into common stock. The holders of the Series A Preferred Stock shall rank equally with the holders of common stock in respect of all rights in liquidation, dissolution or winding up with all of said assets being distributed among the holders of the Series A Preferred Stock and other classes of stock ranking equally with the Series A Preferred Stock.

- F10 -

     QUADRA PROJECTS, INC.
(A Development Stage Company)
 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

11. STOCK OPTION PLAN

On September 23, 2009, the Company’s Board of Directors adopted a stock option plan (“The 2009 Stock Option Plan”). The Plan provides the issuance of up to 4,000,000 shares to assist the Company in retaining those officers, employees, consultants or directors whose services would contribute to success of the Company. As of November 30, 2009 there were no options yet granted.

12. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

A total of 135,700 shares of common stock and 400,000 shares of preferred stock, valued at approximately $ 2,838,000 were issued in return for services provided by the Company President during the period ended November 30, 2009. A total of $ 1,060,000 shares of common stock valued at approximately $ 318,000 were issued in lieu of cash payment for consulting services, of which $106,000 is shown as current expense on the Statement of Operations and $ 212,000 is shown as prepaid expense on the balance sheet. A total of 1,503,560 shares of common stock and 400,000 shares of preferred stock, valued at approximately $ 1,891,132 were issued to settle debt owed to an affiliate.

13. INCOME TAXES

The Company has experienced net operating losses of $ 5,193,995 since its inception. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years. The potential benefit has been recognized on the books of the Company, but it has been offset by a valuation allowance. If not used, these NOL’s will expire as follows:

Year Ended	Net Loss
November 30,	Carry Forward

2027	$ 14,487
2028	10,529
2029	5,168,979

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

Tax asset	$ 1,765,298
Valuation Allowance	(1,765,298)
Balance Recognized	$ -

The valuation allowance changed by $ 1,762,206 during 2009.

- F11 -

     QUADRA PROJECTS, INC.
 (A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

14. CONTINGENCY The Company does not carry insurance. 15. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced losses and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, are to raise necessary funds through shareholder loans and private placements.

16. SUBSEQUENT EVENTS

Shares for Debt

On December 2, 2009, the Company issued 2,650,000 shares of common stock valued at a closing price of $0.10 per share to its affiliate and designated parties for services rendered and payments made on behalf of the Company and Energy Systems from November 1 through November 30, 2009. The value of the issuance was $ 265,000.

Canda Green Industry Inc.

On December 14, 2009, the Company signed a Memorandum of Understanding (“MOU”) to enter into a Joint Venture agreement with Canda Green Industry Inc. ("Canda"), a Chinese real estate development company that has been appointed to develop a large high technology park in the Dalian-Jinzhou District of Liaoning Province to cater to ecological and environmental industries. The Joint Venture proposes to establish a plant in China for the assembly of a QES System which will be utilized primarily to process municipal waste and used tires in the scientific park and elsewhere in China.

Bio Earth Inc.

On December 30, 2009, the Company signed a Letter of Intent with Bio Earth Inc. ("Bio Earth") to jointly market quality carbon black produced by the Company's joint venture operations in Malaysia and Indonesia. In particular, Bio Earth has a relationship with the Government of Bangladesh which is one of the prospective purchasers. Bio Earth also has end user customers for carbon black in Australia and other countries in South East Asia. The Letter of Intent calls for the purchasing all of the carbon black produced from the processing of palm husks from the Company's joint venture operations in Malaysia and Indonesia.

- F12 -

     QUADRA PROJECTS, INC.
 (A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

16. SUBSEQUENT EVENTS (continued)

Consulting Agreements

On October 23, 2009, we entered into a consulting agreement with Paradigm Capital Corporation of Taiwan, for corporate and marketing consulting in Asia. Pursuant to the terms of the agreement Paradigm agreed to provide assistance on corporate structure and specific projects, including and relating to marketing, road show presentations and related matters. The agreement is effective October 23, 2009 and expires January 31, 2010 with an option at our discretion to extend the term until May 31, 2010. On January 27, 2010, the consulting agreement with Paradigm was extended to May 31, 2010.

On October 28, 2009, we entered into a consulting agreement with Alpha International Marketing Corp. of Chile, for corporate and marketing consulting in Asia, North America, South America and the Caribbean to provide assistance on corporate structure and specific projects, including and relating to marketing, road show presentations and related matters. The agreement is effective October 28, 2009 and expires January 31, 2010 with an option at our discretion to extend the term until May 31, 2010. On January 27, 2010, the consulting agreement with Alpha was extended to May 31, 2010.

- F13 -

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL STATEMENTS
None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure

As of November 30, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2009, our internal control over financial reporting was not effective.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended November 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS

The following information sets forth the name of our officers and director, their present positions, age and biographical information within the last 5 years. Also provided is a brief description of the business experience of our director and executive officers and significant employees during the past five years and an indication of directorships held by such director in other companies subject to the reporting requirements of the Securities Exchange Act.

Name	Age	Position	Period Serving	Term (1)

Claude Diedrick	61	President, CEO, CAO,	June 7, 2009 – June 6,	1 year
		CFO, Director	2010

Rosemary	51		September 29, 2009 –	1 year
Samuels		Corporate Secretary	June 6, 2010

(1)	Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed.

Claude Diedrick

Mr. Diedrick was appointed as our President, CEO, CAO, CFO and Director on February 16, 2009 and will be solely responsible for overseeing our sales and marketing efforts and growth and development in the Caribbean Islands.

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

Rosemary Samuels

Ms. Samuels was appointed our corporate secretary on September 29, 2009. As corporate secretary, she will be responsible for overseeing all areas relating to corporate governance.

Advisory Board Members

Effective January 4, 2010, we appointed the following members to our Advisory Board:

Ernest Daddey B.sc. (Hon) is a materials scientist with twenty years of international expertise in innovation, research, product development, business development and manufacturing. His experience has included work as a materials chemist and project manager until 2005 with Creo Inc. (now Kodak).

Johannes Kriswanto, MSc Eng, has 25 years experience in the telecommunication industry and more than 5 years in the wireless environment. Mr. Kriswanto is a certified project manager, Project Management Professional ("PMP"), with more than 10 years experience in program, project management and Project Management Office implementation, managing multiple complex and large projects in an enterprise-wide environment in IT and the Telecommunication Industry.

Bert Kelm B. Eng is an experienced project management engineer with over 30 years experience in managing large scale projects in North America including managing large scale projects for Honeywell, a manufacturer of civil and military avionics and other aerospace products.

Robert Lau is the President and CEO of Clayton, Dunning Global Partners LLC. Mr Lau is a graduate of Yale University and has graduate training in Economics. He has been involved full time in the investment industry for over 44 years. He has been engaged in a broad range of securities activities, including retail, and institutional brokerage, investment management, Investment banking and securities research.

Appointment of members of the advisory board will assist management and our Board of directors with our strategic planning, corporate governance, technical review and product development.

Family Relationships:

There are no family relationships among our director or executive officers.

Involvement in Certain Legal Proceedings:

None of our executive officers, control persons and director has been involved in any of the following events during the past five years and which is material to an evaluation of the ability or the integrity of our director or executive officer:

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

Investor Relations

As of November 30, 2009, we have not engaged investor relations professionals. We incurred $ 50,000 in investor relations fees. The agreement commenced June 1, 2009 with a monthly fee of $ 10,000 is due the 1st of each month. The agreement was with Fusion Capital LLC and was terminated effective November 1, 2009. There was a provision in the contract to terminate their agreement. We were of the opinion that they were not performing the services set out in the contract.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. As of the year ended November 30, 2009, our officers and directors have complied with Section 16(a).

Code of Ethics

Based on our size and our early stage of development we have not yet developed a code of ethics.

Material Changes to Nominations by Security Holders of Director Candidates

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

DIRECTORS’ COMPENSATION

Our officers and director do not receive compensation. Directors are reimbursed for any expenses incurred on our behalf.

ITEM 11.        EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

·	our principal executive officer;

·	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2009 and 2008; and

·	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended November 30, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

							Change in
							Pension
							Value and
							Nonqualified	All
						Non-Equity	Deferred	Other
Name				Stock	Option	Incentive Plan	Compensation	Compensati
and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	on	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Claude Diedrick	2009	Nil	Nil	2,838,00	Nil	Nil	Nil	Nil	2,838,000
President, CEO,	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director

Rosemary Samuels	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) On November 3, 2009, our President was awarded 135,700 shares of common stock and 400,000 shares of preferred stock, valued at approximately $ 2,838,000 as compensation for services rendered.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Options/SAR Grants

During our fiscal year ended November 30, 2009 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended November 30, 2009.

Option Exercises

During our Fiscal year ended November 30, 2009 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of November 30, 2009 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

The persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

Name and Address of			Amount and Nature of	% Class (1)
Beneficial Owner		Title of Class	Beneficial Owner

		Officers and Directors:
Claude Diedrick, President
15 Lignum Vitae Close,		Common Stock	135,700	1%
Montego Bay, L8, Jamaica

Rosemary	Samuels,	Common Stock	-	-
Corporate Secretary

		Officers and Directors as a
		Group	135,700	1%

Magnum Group International		Common Stock
Inc.
245 East Liberty Street, Suite			2,219,560	7%
200, Reno, Nevada 89501

Omega Research Corporation		Common Stock
450 Bade Road, Section 4			18,000,000	54%
4th Floor, # 25, Taipei,
Taiwan

	5% Shareholders as a	20,219,560	61%
	Group
	5% Shareholders and
	Officers and Directors as a	20,355,260	62%
	Group

Claude Diedrick, President	Preferred Stock	400,000	50%

Omega Research Corporation	Preferred Stock
450 Bade Road, Section 4
4th Floor, # 25, Taipei,		400,000	50%
Taiwan

	5% Shareholders and
	Officers and Directors as a	800,000	100%
	Group

(1) Based on 33,119,260 shares outstanding as of November 30, 2009.

Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

On November 3, 2009, our President was awarded 135,700 shares of common stock valued at $ 38,000 and 400,000 shares of preferred stock, valued at approximately $2,800,000 as compensation for services rendered to our company. The 135,700 common shares and 400,000 preferred shares were issued to settle compensation to our President.

We received advances from an affiliate totaling $ 691,143 of which $ 25,000 were repaid. A further $ 401,143 was repaid by issuance of 1,503,560 common shares and 400,000 preferred shares. These advances provided for working capital needs. The advances are due on demand with an interest rate of 6% payable at the end of the term loan.

The offer and sale of the shares were exempt from registration pursuant to section 4(2) of the Securities Act, Rule 701 and Rule 506 of Regulation D promulgated there under. We believe that these sales were also exempt under Regulation S under the Securities Act, as such sales were made in offshore transactions to non-U.S. persons.

Director Independence

We currently act with one director, consisting of Claude Diedrick. We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2009	2008
Audit fees	$ 10,200	$ 9,925
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$ 10,200	$ 9,925

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

Maintaining Principal Accountant’s Independence

Our Board of Directors has considered whether the provision of the services described below are compatible with maintaining the principal accountant’s independence and believes that such services do not compromise that independence.

ITEM 15.        EXHIBITS

(a)	Financial Statements

	1.	Financial statements for our company are listed in the index under Item 8 of this document

	2.	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws
3.1 (a)	Certificate of Incorporation dated June 8, 2007 (1)
3.1 (b)	Articles of Incorporation dated June 8, 2007 (1)
3.1 (c)	Certificate of Amendment dated September 17, 2009 (2)
3.2	Bylaws, effective June 7, 2008 (1)
(10)	Material Contracts
10.1	Technology Purchase Agreement between Energy Systems and Quadra Marketing
Corp. dated April 30, 2009 (4)
10.2	Joint Venture Corporation Agreement between Energy Systems Inc and Geetas Infra dated October 38, 2009 (5)
10.3	Consulting Agreement between Energy Systems and Avani Corporation SDN BHD dated October 28, 2009 (6)
10.4	Consulting Agreement between Energy Systems and Zhunger Capital Partners Inc.
dated October 28, 2009 (7)
10.5	Distribution agreement between Energy Systems and Fanta International Enterprises
(Canada) Inc. dated July 20, 2009 (8)
10.6	Consulting Agreement between Energy Systems and Magnum Group International
Inc. dated June 15, 2009 (9)
10.7*	Amended Consulting Agreement between Energy Systems and Magnum Group
International Inc. dated August 31, 2009
10.8	Consulting Services Agreement between Quadra Projects Inc and Paradigm Capital
Corporation dated October 23, 2009 (10)
10.9	Consulting Services Agreement between Quadra Projects Inc. and Alpha
International Marketing Corp dated October 28, 2009 (11)
10.10	Finders Fee Agreement between Quadra Projects Inc. and Magnum Group
International dated April 13, 2009 (12)
10.11*	Amended Finders Fee Agreement between Quadra Projects Inc. and Magnum Group

International dated August 31, 2009
(31)	Section 302 Certification
31.1*	Section 302 Certification of Chief Executive Officer.
(32)	Section 906 Certification
32.1*	Section 906 Certification of Chief Executive Officer.
*	Filed herewith.

(1)	Incorporated by reference from Form S-1 that was originally filed with the SEC on March 18, 2008

(2)	Incorporated by reference from Form 8-K that was originally filed with the SEC on September 30, 2009

(3)	Incorporated by reference from Form 8-K that was originally filed with the SEC on November 9, 2009

(4)	Incorporated by reference from Form 8-K that was originally filed with the SEC on May 5, 2009

(5)	Incorporated by reference from Form 8-K that was originally filed with the SEC on October 30, 2009

(6)	Incorporated by reference from Form 8-K that was originally filed with the SEC on October 30, 2009

(7)	Incorporated by reference from Form 8-K that was originally filed with the SEC on October 30, 2009

(8)	Incorporated by reference from Form 8-K that was originally filed with the SEC on July 22, 2009

(9)	Incorporated by reference from Form 8-K that was originally filed with the SEC on June 15, 2009

(10)	Incorporated by reference from Form 8-K that was originally filed with the SEC on October 30, 2009

(11)	Incorporated by reference from Form 8-K that was originally filed with the SEC on October 30, 2009

(12)	Incorporated by reference from Form 8-K that was originally filed with the SEC on May 5, 2009

SIGNATURES

     In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRA PROJECTS INC.
Date:	February 24, 2010
/s/ Claude Diedrick
By:
Claude Diedrick
President, CEO, CFO, Treasurer, Director

     In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Claude Diedrick	President, CEO, CFO, Treasurer	February 24, 2010
and Director
Claude Diedrick