Form 10-Q
period 2010-02-28
Quadra Projects Inc.
filed 2010-04-19
CIK 1423586

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to Commission file number 000-53156 ________________

QUADRA PROJECTS INC.

(Exact name of small business issuer as specified in its charter)

________________

NEVADA (State or other jurisdiction of incorporation or organization)	45-0588917 (IRS employer Identification No.)

6130 Elton Avenue, Suite # 335, Las Vegas, NV, 89107 (Address of principal executive offices)

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

As of February 28, 2010, 45,394,260 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐   No ☒

Item 1. FINANCIAL STATEMENTS

     QUADRA PROJECTS INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	February	November
	28, 2010	30, 2009
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$ 2,231	$ 2,309
Prepaid expenses	238,500	212,000
Total current assets	240,731	214,309

Total Assets	$ 240,731	$ 214,309

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Advances from affiliate	$ 17,159	$ 127,143
Amounts due to affiliate for services	198,000	137,857
Accrued expenses	9,825	4,825
Due to shareholder	69,936	69,936
Advances from customer	60,000	47,000
Total current liabilities	354,920	386,761

Shareholders’ Deficit:
Common shares: authorized 750,000,000 shares of $0.001 par
value; issued and outstanding, 45,394,260 and 33,199,260	45,394	33,199
shares, respectively
Preferred Class A shares – 20,000,000 shares of $ 0.001 par	800	800
value; issued and outstanding, 800,000 shares
Capital in excess of par value	5,558,349	4,987,544
Deficit accumulated during development stage	(5,718,732)	(5,193,995)
Total Shareholder’s Deficit	(114,189)	(172,452)

Total Liabilities and Shareholders’ Deficit	$ 240,731	$ 214,309

These accompanying notes are an integral part of these financial statements.
-F1-

     QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
 (Unaudited)

			June 7, 2007
			(Date of Inception
	Three Month Period Ended		of Development
	February 28,		Stage)
			to
	2010	2009	February 28, 2010

Revenue	$ -	$ -	$ -

Expenses:
Administrative Expenses	524,737	11,113	5,718,732

Net loss	$ (524,737)	$ (11,113)	$ (5,718,732)

Loss Per Share -
Basic and Diluted	$ (.01)	$ -

Weighted average number	39,125,259	30,500,000
of shares outstanding

Included within expenses are the following:

	Three month periods ended February 28,
	2010	2009

Consulting fees	$ 484,500	$ -
Investor relations	15,000	-
Testing expense	13,000
Professional fees	11,000	11,113
Office and miscellaneous	872	-
Transfer agent fees	365	-

Total	$ 524,737	$ 11,113

These accompanying notes are an integral part of these financial statements.

-F2-

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			June 7, 2007
	Three	Three	(Date of
	Month	Month	Inception of
	Period	Period	Development
	Ended	Ended	Stage) To
	February	February	February 28,
	28, 2010	28, 2009	2010

CASH FLOWS FROM OPERATIONS:
Net loss	$ (524,737)	$ (11,113)	$ (5,718,732)
Reconciliation of net loss to cash flows from operating activities:
Charges not requiring the outlay of cash:
Stock Compensation Expense	-	-	2,852,400
Shares issued for consulting services	79,500	-	586,643
Excess cost of stock to settle debt obligations	-	-	1,440,000
Changes in assets and liabilities:
Decrease in prepaid expenses	212,000	-	212,000
Increase in advances from affiliate	198,000	-	335,857
Increase in accrued expenses	5,000	2,000	9,825
Increase in advances from customer	13,000	-	60,000

Net Cash Consumed by Operating Activities	(17,237)	(9,113)	(222,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from affiliate loans	17,159	6,000	169,302
Repayments of affiliate loans	-	5,000	(25,000)
Proceeds of shareholder loans	-	-	69,936
Proceeds of sales of common stock	-	-	10,000

Net Cash Provided by Financing Activities	17,159	11,000	224,238

Net increase (decrease) in cash	(78)	1,887	2,231

Cash balance, beginning of period	2,309	5,384	-

Cash balance, end of period	$ 2,231	$ 7,271	$ 2,231

These accompanying notes are an integral part of these financial statements.

-F3-

     QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010

1. BASIS OF PRESENTATION

The unaudited consolidated interim financial statements of Quadra Projects Inc. and its wholly owned subsidiary ( the “Company”) as of February 28, 2010 and for the three month periods ended February 28, 2010 and 2009 and the period June 7, 2007 (date of inception) to February 28, 2010, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month period ended February 28, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2010.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended November 30, 2009.

2. SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. In addition, there were no non-cash investing or financing activities for either of the periods presented.

A total of 9,545,000 shares of common stock, valued at approximately $ 318,000 were issued in lieu of cash payment for consulting services to Paradigm Capital Corp and Alpha International Marketing Corp, of which $ 79,500 is shown as current expense on the Statement of Operations and $ 238,500 is shown as prepaid expense on the balance sheet. A total of 2,650,000 shares of common stock, valued at approximately $ 265,000 were issued to settle debt owed to an affiliate.

3. STOCK SPLITS

The accompanying balance sheets for February 28, 2010 and November 30, 2009 have been adjusted for the 2 for 1 stock split for which the Company filed notice with the Secretary of State of Nevada on April 16, 2009. The profit and loss statements for the three month periods ended February 28, 2010 and 2009 have been adjusted for both a prior 5 for 1 stock split and the 2 for 1 stock split previously mentioned.

4. CONTINGENCY The Company does not carry insurance. 5. SHAREHOLDER LOANS

The shareholder loans are non-interest bearing demand loans.

-F4-

     QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010

6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced losses, has a working capital deficiency of $ 114,189, has an accumulated deficit of $ 5,718,732 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, are to raise necessary funds through shareholder loans.

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

History

The Company was previously a distributor of an electronic non invasive acupuncture pen (the “Pen”) as an alternative to traditional needles used during acupuncture treatments. The Company previously had a distribution agreement which entitles the Company to market and sell the Pen on an exclusive basis throughout Asia (with the exception of China), Middle East and the Caribbean. The Company obtained its distribution rights through a company based in Taiwan. The Company entered into this distribution agreement on November 30, 2007 for a period of 10 years and have ancillary rights to the patent held in China through United. Operations were based in Taiwan, commencing June 2007. The Company did not generate revenues from appointed sub distributions and minimum quotas were not fulfilled. Upon further market research, it was determined that pursuing the marketing and sale of this product was not as profitable as previously projected. Therefore, all efforts relating to the distribution and marketing of the Pen were ceased.

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

Technology Purchase Agreement

Effective April 30, 2009, Energy Systems completed its acquisition of Energy Conversion and Waste Disposal Technology (“Acquired Technologies”) from Quadra Marketing Corp. (“Quadra Marketing”) under the Technology Purchase Agreement (the “Agreement”).

Acquired Technologies consist of equipment and software for pyrolysis systems consisting of QES 2000S and QES Mobile Systems (the “Systems”) which is a non polluting energy conversion and waste disposal system designed to convert organic waste to fuel and valuable by-products such as activated carbon, fertilizer, producing no air pollution or ash. The Systems are modular in design and fit into a 42 ft container.

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

Canda is also principals of the Jinda Group involved in industries ranging from real estate development, manufacturing of wood products, electronics, restaurant and hotel operations to sand blasting etc.

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

Marketing Strategy

Our marketing strategy currently implemented throughout China Hong Kong and Macau is through joint efforts with our distributor Fanta International Enterprises (Canada) Inc (“Fanta”). Fanta is an exclusive distributor in these territories. Fanta is subject to performance quotas. We have marketed the QES System in the Caribbean and have entered into a sales agreement with Imex International Corp. (“Imex”) for Imex to purchase one Utility Unit subject to various terms. The agreement with Imex does not provide any exclusive distribution or operation rights and Imex is not subject to any performance quotas.

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

Sales Agreement – Jamaica, West Indies

On February 15, 2010, we entered into a sales agreement with Imex International Corp. (“Imex”), a Nevada Corporation the purchase of one Utility Unity at a cost of $450,000 and additional equipment for $ 200,000, subject to verification of the technical and commercial viability of the Utility Unit currently available for demonstration in China as mentioned above. The agreement was an arms length transaction. Imex intends on developing waste conversion and disposal centers in Jamaica, West Indies, utilizing waste tires for conversion to fuel oil and carbon black and to also provide a safe method of disposing of organic waste materials.

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

Other Agreements: Finder’s Fee Agreement

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

The finder’s fee of $ 150,000 was paid in addition to various amounts owing to Magnum by issuance of common and preferred shares. As per our amended agreement with Magnum entered into on August 31, 2009, Magnum will receive consideration Ten Per Cent (10%) of all the gross proceeds received by us or Energy Systems resulting from direct sales, joint ventures and/or from plants operated by us or Energy Systems for the QES System and ancillary equipment, and enhancements. In addition, 5% of gross proceeds from investors acquiring private placements, or investments shall be remitted to Magnum.

The Finders Fee Agreement is for a term of 20 years commencing August 31, 2009.

Consulting Agreements:

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

On October 23, 2009, we initially entered into a consulting agreement with Paradigm Capital Corporation of Taiwan, for corporate and marketing consulting in Asia. Pursuant to the terms of the agreement Paradigm agreed to provide assistance on corporate structure and specific projects, including and relating to marketing, road show presentations and related matters. The agreement was effective from October 23, 2009 to January 31, 2010 with an option at our discretion to extend the term until May 31, 2010. On January 27, 2010, the consulting agreement with Paradigm was extended to May 31, 2010.

On October 28, 2009, we initially entered into a consulting agreement with Alpha International Marketing Corp. of Chile, for corporate and marketing consulting in Asia, North America, South America and the Caribbean to provide assistance on corporate structure and specific projects, including and relating to marketing, road show presentations and related matters. The agreement was effective from October 28, 2009 to January 31, 2010 with an option at our discretion to extend the term until May 31, 2010. On January 27, 2010, the consulting agreement with Alpha was extended to May 31, 2010.

Amendment to Articles of Incorporation – Preferred Shares

Our Amended Articles of Incorporation (the "Articles") currently authorize the issuance of 750,000,000 shares of common stock, $.001 par value, and no shares of preferred stock. On July 22, 2009 our Board of Directors approved, subject to receiving the approval of a majority of the shareholders of our common stock, an amendment to our Articles to authorize the issuance of up to 750,000,000 shares of preferred stock.. The shareholder approval was obtained and a Form 14C was filed with the Securities and Exchange Commission on August 14, 2009. The Board of Directors has designated 20,000,000 of those authorized preferred shares as “Series A” preferred stock and has assigned its’ rights and preferences.The general purpose and effect of the amendment to our corporation's Articles is to authorize the Preferred Shares, which will enhance our Corporation's ability to finance the development and operation of our business. As of to date, we have not issued any preferred shares.

Our principal business office is located at 6130 Elton Avenue, Suite # 338, Las Vegas, Nevada, 89107. Our administrative office for North American investor relations and U.S. regulatory reporting is located at the office of our resident agent at 245 East Liberty Street, Suite # 200, Reno, Nevada, 89501.

Results of Operations

Three month periods ended February 28, 2010 and 2009.

Revenues

We did not generate any revenues for the three month periods ended February 28, 2010 and 2009.

Our expenses are expected to vary and we cannot determine trends in our expenditures given our lack of operating history. Our expenses for the three month period ended February 28, 2010 and 2009 are as follows.

	2009	2008
Consulting fees	$ 484,500	$ -
Investor relations	15,000	-
Testing expense	13,000	-
Professional fees	11,000	11,113
Office and miscellaneous	872	-
Transfer agent fees	365	-

Total	$ 524,737	$ 11,113

Consulting Fees

For the three month ended February 28, 2010, we incurred consulting fees totaling $ 484,500 of which $ 181,000 relates to our agreement with Magnum, $ 291,500 relates to our agreement with Paradigm and Alpha and the remaining balance of $ 12,000 relates to fees paid to technical staff as detailed as follows:

A total of $ 181,000 relates to our consulting agreement with Magnum as mentioned above for the period from December 1, 2009 through February 28, 2010 for accounting and corporate governance, assistance in compliance with international and domestic financing, domestic, international taxation, Federal and state securities laws, and secondary securities trading, assistance with business acquisitions and dispositions and matters of general and special law.

A total of $ 291,500 was incurred for consulting fees per our consulting agreements with Paradigm Capital Corp (“Paradigm”) and Alpha International Marketing Corp (“Alpha”). The fees for these contracts have been paid through the issuance of restricted common shares, a practice that the Company intends to continue. The expense stemming from the initial period of those contracts covering October 31, 2009 to January 31, 2010 was $ 212,000. The expense stemming from the renewal of those contracts, effective through May 31, 2010, was $ 79,500 of which $ 42,000 relates to the Paradigm Agreement and $ 37,500 relates to the Alpha Agreement.

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

Consideration for the services of Paradigm is $56,000 per month or a total of $168,000 for the full term until January 31, 2010. The total consideration paid to Paradigm was the issuance of 525,000 restricted common shares at a market price of $0.32 per share upon signing of the agreement. The Paradigm Agreement was extended under the same terms with consideration for services rendered until May 31, 2010 to be $ 168,000. The total consideration was paid by issuance of 5,000,000 restricted common shares at a price of $ 0.033 per share. A total of $ 42,000 was expensed during the 3 month period ended February 28, 2010.

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

Consideration for the services of Alpha is $50,000 per month or a total of $150,000 for the full term until January 31, 2010. The total consideration to Alpha was the issuance of 535,000 common shares at a market price of $0.28 per share upon signing of the agreement. The Alpha Agreement was extended under the same terms with consideration for services rendered until May 31, 2010 to b $ 150,000. The total consideration was paid by issuance of 4,545,000 restricted common shares at a price of $ 0.033 per share. A total of $ 37,500 was expensed during the 3 month period ended February 28, 2010.

We have engaged the inventor of the Acquired Technology and a supporting technical team to construct QES Systems. We have a labor contract with the inventor. The term is for a period of 5 years commencing July 1, 2009. The inventor is entitled to a monthly consulting fee in addition to a commission on sales of the QES System in China and Taiwan. As of February 28, 2010, we incurred $ 12,000 in such consulting fees.

Investor Relations

For the three month ended February 28, 2010, we incurred $ 15,000 in investor relations fees. We currently do not have an agreement with any investor relations professionals.

Testing Expense

We incurred $ 13,000 in testing expense relating to the Utility Unit constructed as per our Fanta Marketing Agreement with Fanta. We cannot determine at this time if additional capital is required as the Utility Unit is currently undergoing independent testing.

Professional Fees

We incurred a total of $ 11,000 in professional fees of which $ 5,000 relates to audit and review fees, $ 1,000 relates to bookkeeping fees and the remainder of $ 5,000 relates to legal fees. Our audit and legal fees are expected to vary.

Transfer Agent Fees

Our transfer agent fees are expected to vary. Transfer agent fees of $ 365 were incurred for the three month ended February 28, 2010.

Liquidity and Capital Resources

As of February 28, 2010, we had a working capital deficit of $ 114,189. Over the next 12 months, we will require approximately $ 1,530,000 to sustain our working capital however may issue common stock to settle these liabilities. We cannot determine at this time if this method of payment will be accepted.

Repayment of shareholder loans	70,000
Settlement of accrued liabilities	10,000
Salaries and consulting fees	250,000
Consulting fees	800,000
Marketing	400,000
Total	$ 1,530,000

Our cash consumed by operating activities for the three month period ended February 28, 2010 was $ 17,237.

The value of the 1,060,000 shares issued for the initial period of two consulting contracts with Paradigm and Alpha was $ 318,000, of which $ 212,000 is shown in current expense. The value of the 9,545,000 shares issued for the renewal of these contracts through May 31, 2010 resulted in $ 79,500 expense for shares issued for services.

We obtained $ 198,000 in advances from our affiliate for services. The advances are due on demand.

The $ 13,000 increase in advances from customer relates to the sale of one Utility Unit to Fanta as per our Fanta Marketing Agreement. Construction of the Utility Unit commenced October 2009 and was completed in December 2009. The Utility Unit is to be used for joint marketing efforts with Fanta to market the Utility Unit to prospective buyers and joint venture partners.

The Fanta Marketing Agreement was for the purchase of one Utility Unit for $ 420,000. The company granted a $ 360,000 credit to Fanta for marketing expenses incurred for setting up distribution networks and marketing of the QES System in China. The total amount due from Fanta is $ 60,000. Payment of the $ 60,000 has been made in full.

Our cash flows from financing activities were $ 17,159 for the three month period ended February 28, 2010 of which was provided by an affiliate to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and affiliate loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

Item 4T. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer/Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Chief Executive Officer/Chief Accounting Officer has concluded that the Company’s disclosure controls and procedures were not effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-Q.

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 1st fiscal quarter ended February 28, 2010, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings: None.

Item 1A. Risk Factors:

A description of the risks associated with our business, financial condition, and results of operations is set forth in our annual report on Form 10-K for the year ended November 30, 2009 filed simultaneously with this Quarterly Report on Form 10-Q.

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

B) Reports on Form 8-K

  December 9, 2009 – Item 3.02 – Unregistered Sale of Equity Securities relating to 2,650,000 common shares issued to Magnum for settlement of debt.
  February 1, 2010 – Item 1.01 and 3.02 - Entry into a Material Definitive Agreement and Unregistered Sale of Equity Securities relating to agreement with Paradigm and Alpha for consulting services and issuance of 5,000,000 and 4,545,000 common shares, respectively.
  March 1, 2010 – Item 2.01, 5.06, 9.01, Completion of Acquisition and Disposition of Assets, Change in Shell Company Status, and Financial Statements and Exhibits.

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

QUADRA PROJECTS INC.
Date:	April 16, 2010
/s/ Claude Diedrick
By:
Claude Diedrick
President, CEO, CAO, Treasurer and Director