Form 10-Q
period 2010-05-31
Quadra Projects Inc.
filed 2010-07-19
CIK 1423586

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

As of May 31, 2010, 45,394,260 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format  Yes  ☐  No ☒

Item 1. FINANCIAL STATEMENTS

     QUADRA PROJECTS INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31,	November
	2010	30, 2009
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$ 2,186	$ 2,309
Prepaid expenses	-	212,000
Total current assets	2,186	214,309

Total Assets	$ 2,186	$ 214,309

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Advances from consultants for expenses	$ 47,527	$ 127,143
Amounts due to consultants for services	372,000	137,857
Accrued expenses	9,825	4,825
Due to shareholder	69,936	69,936
Advances from customer	60,000	47,000
Total current liabilities	559,288	386,761

Shareholders’ Deficit:
Common shares: authorized 750,000,000 shares of $0.001 par
value; issued and outstanding, 45,394,260 and 33,199,260	45,394	33,199
shares, respectively
Preferred Class A shares – 20,000,000 shares of $ 0.001 par	800	800
value; issued and outstanding, 800,000 shares
Capital in excess of par value	5,558,349	4,987,544
Deficit accumulated during development stage	(6,161,645)	(5,193,995)
Total Shareholder’s Deficit	(557,102)	(172,452)

Total Liabilities and Shareholders’ Deficit	$ 2,186	$ 214,309

These accompanying notes are an integral part of these financial statements.
-F1-

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

					June 7, 2007
					(Date of Inception
	Six Month Period Ended		Three Month Period Ended		of Development
	May 31,		May 31,		Stage)
					to
	2010	2009	2010	2009	May 31, 2010

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
Administrative Expenses	967,650	221,657	442,913	210,544	6,161,645

Net loss	$ (967,650)	$ (221,657)	$ (442,913)	$ (210,544)	$ (6,161,645)

Loss Per Share -
Basic and Diluted	$ -	$ -	$ -	$ -

Weighted average number	42,084,425	30,500,000	45,394,260	30,500,000
of shares outstanding

Included within expenses are the following:

	Six month periods ended May 31,
	2010	2009

Consulting fees	$ 917,000	$ 32,000
Professional fees	20,630	12,205
Finders fee	-	150,000
Investor relations	15,000	-
Testing expense	13,000	-
Travel	-	22,244
Office and miscellaneous	1,450	3,608
Transfer agent fees	570	1,600

Total	$ 967,650	$ 221,657

These accompanying notes are an integral part of these financial statements.

-F2-

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			June 7, 2007
			(Date of
	Six month	Six month	Inception of
	Period	Period	Development
	Ended	Ended	Stage) To
	May 31,	May 31,	May 31,
	2010	2009	2010

CASH FLOWS FROM OPERATIONS:
Net loss	$ (967,650)	$ (221,657)	$ (6,161,645)
Reconciliation of net loss to cash flows from operating activities:
Charges not requiring the outlay of cash:
Stock Compensation Expense	-	-	2,852,400
Shares issued for consulting services	530,000	-	1,037,143
Excess cost of stock to settle debt obligations	-	-	1,440,000
Changes in assets and liabilities:
Increase in advances from consultant	372,000	-	509,857
Increase (decrease) in accrued expenses	5,000	(900)	9,825
Increase in travel advances	-	(7,756)	-
Increase in accounts payable	-	150,000	-
Increase in advances from customer	13,000	-	60,000

Net Cash Consumed by Operating Activities	(47,650)	(80,313)	(252,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from consultant loans	47,527	-	199,670
Repayments of consultant loans	-	-	(25,000)
Proceeds of shareholder loans	-	78,208	69,936
Proceeds of sales of common stock	-	-	10,000

Net Cash Provided by Financing Activities	47,527	78,208	254,606

Net increase (decrease) in cash	(123)	(2,105)	2,186

Cash balance, beginning of period	2,309	5,384	-

Cash balance, end of period	$ 2,186	$ 3,279	$ 2,186

These accompanying notes are an integral part of these financial statements.

-F3-

     QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

MAY 31, 2010

1. BASIS OF PRESENTATION

The unaudited consolidated interim financial statements of Quadra Projects Inc. and its wholly owned subsidiary (the “Company”) as of May 31, 2010 and for the three and six month periods ended May 31, 2010 and 2009 and the period June 7, 2007 (date of inception) to May 31, 2010, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three and six month period ended May 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2010.

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

A total of 9,545,000 shares of common stock, valued at approximately $ 318,000 were issued in lieu of cash payment for consulting services to Paradigm Capital Corp and Alpha International Marketing Corp. A total of 2,650,000 shares of common stock, valued at approximately $ 265,000 were issued to settle debt owed to a consultant.

3. STOCK SPLITS

The accompanying balance sheets for May 31, 2010 and November 30, 2009 have been adjusted for the 2 for 1 stock split for which the Company filed notice with the Secretary of State of Nevada on April 16, 2009. The profit and loss statements for the three and six month periods ended May 31, 2010 and 2009 have been adjusted for both a prior 5 for 1 stock split and the 2 for 1 stock split previously mentioned.

4. CONTINGENCY The Company does not carry insurance. 5. SHAREHOLDER LOANS

The shareholder loans are non-interest bearing demand loans.

-F4-

     QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

MAY 31, 2010

6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced losses, has a working capital deficiency of $ 557,102, has an accumulated deficit of $ 6,161,645 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, are to raise necessary funds through shareholder loans.

-F5-

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

As used in this current report, the terms “we”, “us”, “our” and the “Company” refer to Quadra Projects Inc. and its subsidiary.

History

The Company was previously a distributor of an electronic non invasive acupuncture pen (the “Pen”) as an alternative to traditional needles used during acupuncture treatments. The Company previously had a distribution agreement which entitles the Company to market and sell the Pen on an exclusive basis throughout Asia (with the exception of China), Middle East and the Caribbean. The Company obtained its distribution rights through a company based in Taiwan. The Company entered into this distribution agreement on November 30, 2007 for a period of 10 years. Operations were based in Taiwan, commencing June 2007. The Company did not generate revenues from appointed sub distributions and minimum quotas were not fulfilled. Upon further market research, it was determined that pursuing the marketing and sale of this product was not as profitable as previously projected. Therefore, all efforts relating to the distribution and marketing of the Pen were ceased.

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

Quadra Marketing acquired the rights to the Energy Conversion and Waste Disposal Technology from the inventor of such technologies on April 1, 2009. We have engaged the services of the inventor for sourcing the necessary components for construction of the QES Systems of which such components will be assembled by the inventor and technical staff. Our QES Systems and related technologies are patented in Taiwan under Patent No 285138, with pending patents No. 2006 10066751.9 and No. 2006 10072434.8 in the Peoples Republic of China and pending US patents No. 2007/0231073A1 and No. 2007/0231224A1. Patent application number 11/727,803 filed with the United States Patent Trademark Office for a reaction furnace utilizing high temperature steam and a re-circulated heat source to crack dioxin and organic substances contained in waste, being the basis of the our proprietary technology, has been granted by the United States Patent and Trademark Office effective the 15th day of December 2009 under patent number 7,632,471.

The Agreement provides that the use of the QES Systems and Acquired Technologies under Patent No. 285138 in Taiwan shall be operated through a Taiwanese Corporation with 40% ownership being allocated to the inventor and the remaining 60% retained by Energy Systems.

For consideration of our acquisition of the Acquired Technologies, we shall remit 10% of gross sales generated from use of the Acquired Technologies and 10% of the net proceeds of sales of the QES Systems to Quadra Marketing.

Our objective is to utilize the market of converting material generally recognized as having little or no value and which are or have been in the past, treated as waste and improperly discharged, discarded or dumped in landfills to saleable products. By offering an efficient, non-polluting, high quality and comparatively low cost pyrolytic and gasification system to treat the waste as feedstock, the QES Systems will convert the waste materials into marketable by-products or valuable energy sources - a relatively low cost solution for remediation of environmental problems worldwide.

Joint Ventures

It is our intention to market the QES Systems through joint ventures with qualified interests in establishing joint ventures and establishing waste conversion operations.

Avani Corporation, Zhunger Capital Partners Inc.

On October 28, 2009, Energy Systems entered into an agreement with Avani Corporation SDN BHD (“Avani”) of Malaysia, and Zhunger Capital Partners Inc. (“Zhunger”) of Taiwan, to exclusively market the QES Systems conversion system in Korea, Cambodia, Thailand, Malaysia, Indonesia, Saudi Arabia and Egypt (the

“Avani/Zhunger Territories”). The agreement also provides that Avani and Zhunger may establish joint ventures with third parties for the establishment of an assembly facility and/or manufacturing plant in the Avani/ Zhunger Territories. Avani and Zhunger will also be granted rights to locate and appoint key distributors and agents.

Energy Systems shall grant Avani and Zhunger the right to locate and appoint key distributors and agents, wherein this will also include the granting of a right to the distributors and agents to, use and demonstrate the QES Systems, when one is manufactured for the Avani/Zhunger Territories, advertise, market, sell and otherwise distribute the QES Systems in the Avani/Zhunger Territories to customers who are end users and/or joint venture partners, advertise, market, sell, and otherwise distribute the QES Systems in the Avani/Zhunger Territories to sub-distributors or sub-agents for further distribution to end users and/or joint venture partners, screen and select a funding group to joint venture in the establishment of an assembly facility and/or manufacturing plant in the Avani/Zhunger Territories for the QES Systems. The agreement is effective October 30, 2009 for a term of 20 years.

The Joint Venture with Avani would involve the building of several plants to process palm husks in Malaysia and Indonesia. Currently each palm oil plant operating in Malaysia and Indonesia, after extraction of the palm oil, generates between 300 to 1,000 tons of palm husk remnants per day creating a major disposal problem for each palm oil plant. We offer an environmentally friendly solution for dealing with the palm husks by creating marketable by products such as N220 grade carbon black, using the QES Systems.

On April 16, 2010, Energy Systems entered into an agreement with Avani and Zhunger to redefine the terms of the agreement dated October 28, 2009 whereas Energy Systems would reclaim all rights in the Avani and Zhunger Territories as previously defined in the October 28, 2009 agreement (“Reclaimed Territories”), for consideration of 10% of net profits of any joint venture or other business venture involving the QES Systems. Energy Systems shall have the right to use and demonstrate the QES Systems, advertise, market and otherwise create joint ventures for QES Systems and related QES Systems plants (“Systems and Plants”) in the Reclaimed Territories to potential joint venture partners, advertise, market and otherwise source joint venture partners for the System and Plants in the Reclaimed Territories to sub-agents for further sourcing of joint venture partners.

Energy Systems also has the right to use its affiliated officers, personnel and technical team to market and source joint venture partners for the System and Plants in the Reclaimed Territories, apply and pay for the patent rights in the countries progressively targeted, source funding on a best efforts basis for the System and Plants in the Reclaimed Territories.

Marketing Strategy

Our marketing strategy currently implemented throughout China Hong Kong and Macau is through joint efforts with our distributor Fanta International Enterprises (Canada) Inc (“Fanta”). Fanta is an exclusive distributor in these territories. Fanta is subject to performance quotas. We have also appointed Ameco Industries Inc,(“Ameco”) and 7510446 Canada Inc. (“Canada Inc”) as exclusive distributors for the U.S., Canada, respectively. We have also appointed Quadra Marketing Corp. as world wide exclusive distributor with the exception of regions appointed to Ameco and Canada Inc.

We have marketed the QES Systems in the Caribbean and have entered into joint venture agreement Imex International Corp. (“Imex”) for the establishment of a QES Systems Plant in Jamaica, West Indies.

Fanta - Distribution Agreement – China, Hong Kong, Macau

On July 20, 2009, Energy Systems entered into an agreement (the “Fanta Agreement”) with Fanta wherein Fanta was appointed as exclusive distributor of the QES Systems in China, Hong Kong and Macau (the “Fanta Territory”), for a term of 2 years which such term could be extended for an additional 2 year term, provided that Fanta achieves its minimum purchase requirements of one QES Systems in year 1, three QES Systems in year 2 and ten QES Systems in years 3 and year 4. Thereafter any renewal terms would be subject to mutually acceptable terms, provided however if the parties fail to agree on terms of any renewal, then Energy Systems shall have right to determine the conditions of any subsequent renewal. Provided however, nothing contained herein shall prohibit or restrict Energy Systems or its affiliated companies to be incorporated in Taiwan, or its affiliated companies from establishing their own or joint venturing with third parties a total maximum of ten QES Systems for use in plants in the Fanta Territory.

The Fanta Agreement provides that Fanta can appoint a network of sub-distributors in the Fanta Territory to assist Fanta in the sales and servicing required of the QES Systems in the Fanta Territory. The Fanta Agreement further provides Fanta shall establish a full service distribution and parts center, service maintenance team, sales team to support the sales of QES Systems in the Fanta Territory and to jointly promote the marketing of the QES Systems with Energy Systems.

On November 9, 2009, we entered into a development and marketing agreement (“Fanta Marketing Agreement”) with Fanta for the purchase of one QES2000 utility unit (“Utility Unit”) for the purchase price of $ 420,000. Included in this total is a $ 360,000 marketing expense of which was credited to Fanta to assist Fanta in setting up distribution networks and marketing of the QES Systems in China. The Utility Unit will encompass all applications of the QES Systems. The Utility Unit is smaller in scale, mobile and will have a lower processing rate compared to the full size QES Systems. The Utility Unit operates on a batch system and can process 50kg per hour of waste. It has a manual loading and unloading system. With additional equipment installed, the Utility Unit can operate as a continuous system that can process 200kg per hour.

On December 17, 2009, the Utility Unit was completed. The Utility Unit is currently undergoing independent testing by SGS Group, a company specializing in inspection, verification, testing and certification. It is anticipated that testing will be completed by the end of July 2010. The Utility Unit is currently available for demonstration purposes.

Initially, the Utility Unit will be used for demonstration purposes to confirm the technical and commercial viability of the technology to interested buyers desiring verification of the technology. As per the Fanta Agreement, we will be granted rights to demonstrate the Utility Unit to prospective buyers upon delivery of the Utility Unit to Fanta’s premises.

Imex – Joint Venture – Jamaica, West Indies

On May 31, 2010, Energy Systems entered into a Joint Venture Agreement with Imex, to establish a QES Systems Plant for used tire conversion to biochar and fuel oil in Jamaica (“Imex Joint Venture”).

The agreement supersedes the February 15, 2010 purchase agreement wherein Imex was to purchase one QES Systems at a total cost of $650,000 of which $ 450,000 relates to the cost of the System and $ 200,000 relates to cost of additional equipment.

The Imex Joint Venture enables us to establish a QES Systems Conversion Plant (“Plant”) in Jamaica under a joint venture structure with 60% equity interest to us and 40% to Imex. The Joint Venture will operate under the name Carib Green Industries.

For Imex to earn the 40% equity interest, Imex must source and deliver the feedstock material of used tires and also be the general operator of the Plant for operations in Jamaica. Imex is responsible for sourcing a suitable facility for joint venture operations. As a joint venture partner, Imex is entitled to exclusive importation and distribution rights of the QES Systems in the Caribbean. At this time we have not finalized a formal importation and distribution agreement with Quadra. Imex will also be responsible for marketing by-products, along with our efforts, specifically biochar to target markets of landscapers, to source potential funding.

For Energy Systems to earn 60% equity interest, QES must deliver, install and train staff to operate the QES Systems. Energy Systems will provide all required technical support and management services if needed. Energy Systems will be responsible for undertaking development of special applications of the QES Systems if required, maintain the QES Systems and develop upgraded versions of the QES Systems, market the by-products generated, sourcing all required licenses, approvals to manufacture, sell, and market by-products, and complying with all environmental rules and regulations.

Title and ownership for any QES Systems installed shall remain the property of Energy Systems until payment of the amount of $650,000 from the earnings of the joint venture for such installed QES Systems shall be paid to

Energy Systems. When this amount is paid, title and ownership of the QES Systems will pass to the Joint Venture via a 40 year license.

Ameco Industries Inc.

Energy Systems entered into an agreement dated the 30th day of April 2010 with Ameco Industries Ltd (“Ameco”), a Nevada corporation, wherein Ameco was appointed as exclusive importer and distributor (the “Ameco Agreement”) for the United States of America and its territories (the “Ameco Territories”) for Energy System’s QES Systems and related QES Systems Plants (“Systems and Plants”). The term of the Ameco Agreement is for 30 years which term can be extended for additional 10 year terms unless written notice of termination is delivered by either party no less than 60 days prior to the expiration of the then current term.

The Ameco Agreement further provides that Ameco is also appointed as exclusive marketing agent in the Ameco Territories for the by- products produced from all Systems and Plants.

The Ameco Agreement also provides that Ameco shall at its expense engage and maintain a sales, service and parts handling organization in the Ameco Territories staffed with experienced staff as are necessary to enable Ameco to perform its obligations under the Agreement.

7510446 Canada Inc.

Energy Systems entered into an agreement dated the 30th day of April 2010 with 7510446 Canada Inc. (“Canada Inc.”), a Canadian corporation, wherein Canada Inc was appointed as exclusive importer and distributor (the “Canada Inc. Agreement”) for Canada (the “Canada Inc. Territories”) for Energy System’s Energy System’s QES Systems and related QES Systems Plants (“Systems and Plants”). The term of the Canada Inc. Agreement is for 30 years which term can be extended for additional 10 year terms unless written notice of termination is delivered by either party no less than 60 days prior to the expiration of the then current term.

The Canada Inc. Agreement further provides that Canada Inc. is also appointed as exclusive marketing agent in the Canada Inc. Territories for the byproducts produced from all Systems and Plants.

The Canada Inc. Agreement also provides that Canada Inc. shall at its expense engage and maintain a sales, service and parts handling organization in the Canada Inc. Territories staffed with experienced staff as are necessary to enable Canada Inc. to perform its obligations under the Canada Inc. Agreement.

Quadra Marketing Corp.

Energy Systems entered into an agreement dated the 30th day of April 2010 with Quadra Marketing Corp. (“Quadra Marketing”), a Belize corporation, wherein Quadra Marketing was appointed as exclusive worldwide importer and distributor (the “Quadra Marketing Agreement”), excepting for the countries of Canada, United States of America, Hong Kong, Macau, and China which are excluded (the “Quadra Marketing Territories”), for Energy System’s QES Systems and related QES Systems Plants (“Systems and Plants”).

The term of the Quadra Marketing Agreement is for 30 years which term can be extended for additional 10 year terms unless written notice of termination is delivered by either party no less than 60 days prior to the expiration of the then current term.

The Quadra Marketing Agreement further provides that Quadra Marketing is also appointed as exclusive marketing agent in the Quadra Marketing Territories for the by products produced from all Systems and Plants.

The Quadra Marketing Agreement also provides that Quadra Marketing shall at its expense engage and maintain a sales, service and parts handling organization in the Territories staffed with experienced staff as are necessary to enable Quadra Marketing to perform its obligations under the Quadra Marketing Agreement.

Other Agreements:

Finder’s Fee Agreement

On April 30, 2009, we signed an addendum to the Finders Fee Agreement with Magnum Group International Inc. (“Magnum”) with the original agreement dated January 5, 2009. The addendum states that Magnum has sourced the Acquired Technologies initially to Quadra Marketing on April 1, 2009 and subsequently to Energy Systems under the terms of the Technology Purchase Agreement dated April 30, 2009. Magnum shall source financing on a best efforts basis for the construction of the QES Systems and market the QES Systems on a worldwide basis under our direction.

The finder’s fee of $ 150,000 was paid in addition to various amounts owing to Magnum by issuance of common and preferred shares. As per our amended agreement with Magnum entered into on August 31, 2009, Magnum will receive consideration Ten Per Cent (10%) of all the gross proceeds received by us or Energy Systems resulting from direct sales, joint ventures and/or from plants operated by us or Energy Systems for the QES Systems and ancillary equipment, and enhancements. In addition, 5% of gross proceeds from investors acquiring private placements, or investments shall be remitted to Magnum.

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

On October 23, 2009, we initially entered into a consulting agreement with Paradigm Capital Corporation (“Paradigm”) of Taiwan, for corporate and marketing consulting in Asia. Pursuant to the terms of the agreement Paradigm agreed to provide assistance on corporate structure and specific projects, including and relating to marketing, road show presentations and related matters. The agreement was effective from October 23, 2009 to January 31, 2010 with an option at our discretion to extend the term until May 31, 2010. On January 27, 2010, the consulting agreement with Paradigm was extended to May 31, 2010. The agreement with Paradigm was not renewed.

On October 28, 2009, we initially entered into a consulting agreement with Alpha International Marketing Corp. (“Alpha”) of Chile, for corporate and marketing consulting in Asia, North America, South America and the Caribbean to provide assistance on corporate structure and specific projects, including and relating to marketing, road show presentations and related matters. The agreement was effective from October 28, 2009 to January 31, 2010 with an option at our discretion to extend the term until May 31, 2010. On January 27, 2010, the consulting agreement with Alpha was extended to May 31, 2010. The agreement with Alpha was not renewed.

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

Results of Operations

Three and six month periods ended May 31, 2010 and 2009.

Revenues

We did not generate any revenues for the three and six month periods ended May 31, 2010 and 2009.

Our expenses are expected to vary and we cannot determine trends in our expenditures given our lack of operating history. Our expenses for the three and six month period ended May 31, 2010 and 2009 are as follows.

	2010	2009
Consulting fees	$ 917,000	$ 32,000
Professional fees	20,630	12,205
Finders fee	-	150,000
Investor relations	15,000	-
Testing expense	13,000	-
Travel	-	22,244
Office and miscellaneous	1,450	3,608
Transfer agent fees	570	1,600

Total	$ 967,650	$ 221,657

Consulting Fees

For the six month ended May 31, 2010, we incurred consulting fees totaling $ 917,000 of which $ 360,000 relates to our agreement with Magnum, $ 530,000 relates to our agreement with Paradigm and Alpha and $ 12,000 relates to fees paid to technical staff, and a further $ 3,000 was incurred for other consultations expenses as detailed as follows:

A total of $ 360,000 relates to our consulting agreement with Magnum as mentioned above for the period from December 1, 2009 through May 31, 2010 for accounting and corporate governance, assistance in compliance with international and domestic financing, domestic, international taxation, Federal and state securities laws, and secondary securities trading, assistance with business acquisitions and dispositions and matters of general and special law.

A total of $ 530,000 was incurred for consulting fees per our consulting agreements with Paradigm and Alpha. The fees for these contracts have been paid through the issuance of restricted common shares, a practice that we intend to continue. The expense stemming from the initial period of those contracts covering October 31, 2009 to January 31, 2010 was $ 291,500. The expense stemming from the renewal of those contracts, effective through May 31, 2010, was $ 238,500 of which $ 126,000 relates to the Paradigm agreement and $ 112,500 relates to the Alpha agreement.

On October 23, 2009, we entered into a consulting agreement with Paradigm, for corporate and marketing consulting in Asia. Pursuant to the terms of the agreement Paradigm agreed to provide assistance on corporate structure and specific projects, including and relating to marketing, road show presentations and related matters. The agreement is effective October 23, 2009 and expires January 31, 2010 with an option at our discretion to extend the term until May 31, 2010. On January 27, 2010, the consulting agreement with Paradigm was extended to May 31, 2010. The Paradigm agreement was not renewed subsequent to May 31, 2010.

Consideration for the services of Paradigm is $56,000 per month or a total of $168,000 for the full term until January 31, 2010. The total consideration paid to Paradigm was the issuance of 525,000 restricted common shares at a market price of $0.32 per share upon signing of the agreement. The Paradigm Agreement was extended under the same terms with consideration for services rendered until May 31, 2010 to be $ 168,000. The total consideration was paid by issuance of 5,000,000 restricted common shares at a price of $ 0.033 per share. A total of $ 126,000 was expensed during the three month period ended May 31, 2010.

On October 28, 2009, we entered into a consulting agreement with Alpha, for corporate and marketing consulting in Asia, North America, South America and the Caribbean to provide assistance on corporate structure and specific projects, including and relating to marketing, road show presentations and related matters. The agreement is effective October 28, 2009 and expires January 31, 2010 with an option at our discretion to extend the term until May 31, 2010. On January 27, 2010, the consulting agreement with Alpha was extended to May 31, 2010. The Alpha agreement was not renewed subsequent to May 31, 2010.

Consideration for the services of Alpha is $50,000 per month or a total of $150,000 for the full term until January 31, 2010. The total consideration to Alpha was the issuance of 535,000 common shares at a market price of $0.28 per share upon signing of the agreement. The Alpha agreement was extended under the same terms with consideration for services rendered until May 31, 2010 to b $ 150,000. The total consideration was paid by issuance of 4,545,000 restricted common shares at a price of $ 0.033 per share. A total of $ 112,500 was expensed during the three month period ended May 31, 2010.

We have engaged the inventor of the Acquired Technology and a supporting technical team to construct QES Systems. We have a labor contract with the inventor. The term is for a period of 5 years commencing July 1, 2009. The inventor is entitled to a monthly consulting fee in addition to a commission on sales of the QES Systems in China and Taiwan. As of May 31, 2010, we incurred $ 24,000 in such consulting fees of which $ 12,000 was incurred for the three month period ended May 31, 2010.

Professional Fees

We incurred a total of $ 20,630 in professional fees of which $ 5,000 relates to audit and review fees, $ 2,000 relates to bookkeeping fees and the remainder of $ 13,630 relates to legal fees. Our audit and legal fees are expected to vary.

Investor Relations

For the three and six month ended May 31, 2010, we incurred $ 15,000 in investor relations fees. We currently do not have an agreement with any investor relations professionals.

Testing Expense

We incurred $ 13,000 in testing expense relating to the Utility Unit constructed as per our Fanta Marketing Agreement with Fanta. We cannot determine at this time if additional capital is required as the Utility Unit is currently undergoing independent testing.

Transfer Agent Fees

Our transfer agent fees are expected to vary. Transfer agent fees of $ 205 and $ 570 and were incurred for the three and six month ended May 31, 2010, respectively.

Liquidity and Capital Resources

As of May 31, 2010, we had a working capital deficit of $ 557,102. Over the next 12 months, we will require approximately $ 1,530,000 to sustain our working capital however may issue common stock to settle these liabilities. We cannot determine at this time if this method of payment will be accepted.

Repayment of shareholder loans	70,000
Settlement of accrued liabilities	10,000
Salaries and fees	250,000
Consulting fees	800,000
Marketing	400,000
Total	$ 1,530,000

Our cash consumed by operating activities for the six month period ended May 31, 2010 was $ 47,650.

The value of the shares issued for the initial period of two consulting contracts with Paradigm and Alpha and the value of the 9,545,000 shares issued for the renewal of these contracts through May 31, 2010 resulted in $ 530,000 expense for shares issued for services.

We obtained $ 372,000 in advances from our consultant for services. The advances are due on demand.

The $ 13,000 increase in advances from customer relates to the advances received as per our Fanta Marketing Agreement. The Utility Unit is currently used for joint marketing efforts with Fanta to market the Utility Unit to prospective buyers and joint venture partners.

The Fanta Marketing Agreement was for the purchase of one Utility Unit for $ 420,000. We granted a $ 360,000 credit to Fanta for marketing expenses incurred for setting up distribution networks and marketing of the QES Systems in China. The total amount due from Fanta is $ 60,000. Payment of the $ 60,000 has been made in full.

Our cash flows from financing activities were $ 47,527 for the six month period ended May 31, 2010 of which was provided by a consultant to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 2nd fiscal quarter ended May 31, 2010, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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
  May 11, 2010 – Item 1.01 and 9.01, Entry into a Material Definitive Agreement with Avani, Zhunger, Ameco, and Canada Inc. and Financial Statements and Exhibits.

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

QUADRA PROJECTS INC.
Date: July 12, 2010
/s/ Claude Diedrick
By:
Claude Diedrick
President, CEO, CAO, Treasurer and Director