Form 10-Q
period 2010-08-31
Quadra Projects Inc.
filed 2010-10-19
CIK 1423586

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to Commission file number 000-53156 ________________

QUADRA PROJECTS INC.

(Exact name of issuer as specified in its charter)

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) : Yes ☐ No ☒

As of August 31, 2010, 45,394,260 shares of the Registrant's Common Stock, $ 0.001, par value per share, were outstanding.

Traditional Disclosure Format Yes ☐ No ☒

Item 1. FINANCIAL STATEMENTS

     QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31,	November
	2010	30, 2009
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$2,130	$2,309
Prepaid expenses	-	212,000
Total current assets	2,130	214,309

Total Assets	$2,130	$214,309

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Advances from consultants for expenses	$70,550	$127,143
Amounts due to consultants for services	558,000	137,857
Accrued expenses	21,837	4,825
Due to shareholder	69,936	69,936
Advances from customer	60,000	47,000
Total current liabilities	780,323	386,761

Shareholders’ Deficit:
Common shares: authorized 750,000,000 shares of $0.001 par
value; issued and outstanding, 45,394,260 and 33,199,260	45,394	33,199
shares, respectively
Preferred Class A shares – 20,000,000 shares of $ 0.001 par	800	800
value; issued and outstanding, 800,000 shares
Capital in excess of par value	5,558,349	4,987,544
Deficit accumulated during development stage	(6,382,736)	(5,193,995)
Total Shareholder’s Deficit	(778,193)	(172,452)

Total Liabilities and Shareholders’ Deficit	$2,130	$214,309

These accompanying notes are an integral part of these financial statements.

-F1-

     QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)

					June 7, 2007
					(Date of Inception
	Nine Month Period Ended		Three Month Period Ended		of Development
	August 31,		August 31,		Stage)
					to
	2010	2009	2010	2009	August 31, 2010

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
Administrative Expenses	1,188,741	446,820	221,091	225,163	6,382,736

Net loss	$ (1,188,741)	$ (446,820)	$ (221,091)	$ (225,163)	$ (6,382,736)

Loss Per Share -
Basic and Diluted	$ -	$ -	$ -	$ -

Weighted average number	43,195,756	30,500,000	45,394,260	30,500,000
of shares outstanding

Included within expenses are the following:

	Nine Month periods ended May 31,
	2010	2009

Consulting fees	$ 1,109,000	$ 202,900
Professional fees	46,539	28,970
Finders fee	-	150,000
Testing expense	16,000	-
Investor relations	15,000	30,000
Travel	-	23,804
Office and miscellaneous	1,632	7,578
Transfer agent fees	570	3,568

Total	$ 1,188,741	$ 446,820

These accompanying notes are an integral part of these financial statements.

-F2-

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			June 7, 2007
		Nine	(Date of
	Nine Month	Month	Inception of
	Period	Period	Development
	Ended	Ended	Stage) To
	August 31,	August 31,	August 31,
	2010	2009	2010

CASH FLOWS FROM OPERATIONS:
Net loss	$ (1,188,741)	$ (446,820)	$ (6,382,736)
Reconciliation of net loss to cash flows from operating activities:
Charges not requiring the outlay of cash:
Stock Compensation Expense	-	-	2,852,400
Shares issued for consulting services	530,000	-	1,037,143
Excess cost of stock to settle debt obligations	-	-	1,440,000
Changes in assets and liabilities:
Increase in advances from consultant	558,000	-	695,857
Increase (decrease) in accrued expenses	17,012	(4,900)	21,837
Increase in travel advances	-	(7,756)	-
Increase in accounts payable	-	300,000	-
Increase in advances from customer	13,000	-	60,000

Net Cash Consumed by Operating Activities	(70,729)	(159,476)	(275,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from consultant loans	70,550	181,562	222,693
Repayments of consultant loans	-	(25,000)	(25,000)
Proceeds of shareholder loans	-	-	69,936
Proceeds of sales of common stock	-	-	10,000

Net Cash Provided by Financing Activities	70,550	156,562	277,629

Net increase (decrease) in cash	(179)	(2,914)	2,130

Cash balance, beginning of period	2,309	5,384	-

Cash balance, end of period	$ 2,130	$ 2,470	$ 2,130

These accompanying notes are an integral part of these financial statements.

-F3-

     QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010

1. BASIS OF PRESENTATION

The unaudited consolidated interim financial statements of Quadra Projects Inc. and its wholly owned subsidiary (the “Company”) as of August 31, 2010 and for the three and nine month periods ended August 31, 2010 and 2009 and the period June 7, 2007 (date of inception) to August 31, 2010, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the nine month period ended August 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2010.

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

3. STOCK SPLITS

The accompanying balance sheets for August 31, 2010 and November 30, 2009 have been adjusted for the 2 for 1 stock split for which the Company filed notice with the Secretary of State of Nevada on April 16, 2009. The profit and loss statements for the three and nine Month periods ended August 31, 2010 and 2009 have been adjusted for both a prior 5 for 1 stock split and the 2 for 1 stock split previously mentioned.

4. CONTINGENCY The Company does not carry insurance. 5. SHAREHOLDER LOANS

The shareholder loans are non-interest bearing demand loans.

-F4-

     QUADRA PROJECTS INC.
 (A Development Stage Company)
 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010

6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced losses, has a working capital deficiency of $ 778,193, has an accumulated deficit of $ 6,382,736 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, are to raise necessary funds through shareholder loans.

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

Marketing Strategy

Our marketing strategy currently implemented throughout China Hong Kong and Macau is through joint efforts with our distributor Fanta International Enterprises (Canada) Inc (“Fanta”). Fanta is an exclusive distributor in these territories. Fanta is subject to performance quotas. We have also appointed Ameco Industries Inc,(“Ameco”) and 7510446 Canada Inc. (“Canada Inc”) as exclusive distributors for the U.S., Canada, respectively. We have also appointed Quadra Marketing Corp. as world wide exclusive distributor with the exception of regions appointed.

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

On December 17, 2009, the Utility Unit was completed. The Utility Unit has completed independent testing by SGS Group, a company specializing in inspection, verification, testing and certification. The Utility Unit is currently available for demonstration purposes.

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

Imex – Joint Venture – Jamaica, West Indies

On August 31, 2010, Energy Systems entered into a Joint Venture Agreement with Imex, to establish a QES Systems Plant for used tire conversion to biochar and fuel oil in Jamaica (“Imex Joint Venture”).

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

For Imex to earn the 40% equity interest, Imex must source and deliver the feedstock material of used tires and also be the general operator of the Plant for operations in Jamaica. Imex is responsible for sourcing a suitable facility for joint venture operations. As a joint venture partner, Imex is entitled to exclusive importation and distribution rights of the QES Systems in the Caribbean. At this time we have not finalized a formal importation and distribution agreement with Quadra. Imex will also be responsible for marketing by-products, specifically biochar to target markets of landscapers.

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

Title and ownership for any QES Systems installed shall remain the property of Energy Systems until payment of the amount of $650,000 from the earnings of the joint venture for such installed QES Systems shall be paid to Energy Systems. When this amount is paid, title and ownership of the QES Systems will pass to the Joint Venture however use of the technologies as defined above as the “Acquired Technologies” will be licensed for a period of 40 years.

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

Amendment to Articles of Incorporation – Preferred Shares

Our Amended Articles of Incorporation (the "Articles") currently authorize the issuance of 750,000,000 shares of common stock, $.001 par value, and no shares of preferred stock. On July 22, 2009 our Board of Directors approved, subject to receiving the approval of a majority of the shareholders of our common stock, an amendment to our Articles to authorize the issuance of up to 750,000,000 shares of preferred stock.. The shareholder approval was obtained and a Form 14C was filed with the Securities and Exchange Commission on August 14, 2009. The Board of Directors has designated 20,000,000 of those authorized preferred shares as

“Series A” preferred stock and has assigned its’ rights and preferences. The general purpose and effect of the amendment to our corporation's Articles is to authorize the Preferred Shares, which will enhance our Corporation's ability to finance the development and operation of our business.

Our principal business office is located at 6130 Elton Avenue, Suite # 338, Las Vegas, Nevada, 89107. Our administrative office for North American investor relations and U.S. regulatory reporting is located at the office of our resident agent at 245 East Liberty Street, Suite # 200, Reno, Nevada, 89501.

Results of Operations

Three and nine month periods ended August 31, 2010 and 2009.

Revenues

We did not generate any revenues for the three and nine month periods ended August 31, 2010 and 2009.

Our expenses are expected to vary and we cannot determine trends in our expenditures given our lack of operating history. Our expenses for the nine month periods ended August 31, 2010 and 2009 are as follows.

	2010	2009
Consulting fees	$ 1,109,000	$ 202,900
Professional fees	46,539	28,970
Finders fee	-	150,000
Testing expense	16,000	-
Investor relations	15,000	30,000
Travel	-	23,804
Office and miscellaneous	1,632	7,578
Transfer agent fees	570	3,568

Total	$ 1,188,741	$ 446,820

Consulting Fees

For the nine month ended August 31, 2010, we incurred consulting fees totaling $ 1,109,000 of which $ 540,000 relates to our agreement with Magnum, $ 530,000 relates to our agreement with Paradigm and Alpha and $ 36,000 relates to fees paid to technical staff, and a further $ 3,000 was incurred for other consultations expenses as detailed as follows:

A total of $ 540,000 relates to our consulting agreement with Magnum as mentioned above for the period from December 1, 2009 through May 31, 2010 for accounting and corporate governance, assistance in compliance with international and domestic financing, domestic, international taxation, Federal and state securities laws, and secondary securities trading, assistance with business acquisitions and dispositions and matters of general and special law.

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

We have engaged the inventor of the Acquired Technology and a supporting technical team to construct QES Systems. We have a labor contract with the inventor. The term is for a period of 5 years commencing July 1, 2009. The inventor is entitled to a monthly consulting fee in addition to a commission on sales of the QES Systems in China and Taiwan. As of August 31, 2010, we incurred $ 36,000 in such consulting fees of which $ 12,000 was incurred for the three month period ended August 31, 2010.

Professional Fees

We incurred a total of $ 46,539 in professional fees of which $ $ 20,725 relates to audit and review fees, $ 3,000 relates to bookkeeping fees and the remainder of $ 22,814 relates to legal fees. Our audit and legal fees are expected to vary.

Investor Relations

For the nine month ended August 31, 2010, we incurred $ 15,000 in investor relations fees. We did not incur any investor relations fees during the three month period ended August 31, 2010. We currently do not have an agreement with any investor relations professionals.

Testing Expense

For the nine month period ended August 31, 2010, we incurred $ 16,000 in testing expense relating to the Utility Unit constructed as per our Fanta Marketing Agreement with Fanta. For the three month period ended August 31, 2010, we incurred $ 3,000 in additional testing expenses.

Transfer Agent Fees

Our transfer agent fees are expected to vary. Transfer agent fees of $ 570 were incurred for the nine month period ended August 31, 2010.

Liquidity and Capital Resources

As of August 31, 2010, we had a working capital deficit of $ 778,193. Over the next 12 months, we will require approximately $ 1,542,000 to sustain our working capital. We may issue common stock to settle these liabilities. We cannot determine at this time if this method of payment will be accepted.

Repayment of shareholder loans	$ 70,000
Settlement of accrued liabilities	22,000
Salaries and fees	250,000
Consulting fees	800,000
Marketing	400,000
Total	$ 1,542,000

Our cash consumed by operating activities for the nine month period ended August 31, 2010 was $ 70,729.

The value of the shares issued for the initial period of two consulting contracts with Paradigm and Alpha and the value of the 9,545,000 shares issued for the renewal of these contracts through May 31, 2010 resulted in $ 530,000 expense for shares issued for services.

We obtained $ 558,000 in advances from our consultant for services. The advances are due on demand.

The $ 13,000 increase in advances from customer relates to the advances received as per our Fanta Marketing Agreement. The Utility Unit is currently used for joint marketing efforts with Fanta to market the Utility Unit to prospective buyers and joint venture partners.

Our cash flows from financing activities were $ 70,550 for the nine month period ended August 31, 2010 of which was provided by a consultant to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 3rd fiscal quarter ended August 31, 2010, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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
  June 7, 2010 – Item 1.01 and 9.01, Entry into a Material Definitive Agreement with Imex Internationl Corp and Financial Statements and Exhibits.

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this
Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

QUADRA PROJECTS INC.
Date: October 18, 2010
/s/ Claude Diedrick
By: ________________________
Claude Diedrick
President, CEO, CAO, Treasurer and Director