Form 10-K
period 2010-11-30
Quadra Projects Inc.
filed 2011-03-14
CIK 1423586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

☒     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2010
☐   Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission file number: 000-53156

QUADRA PROJECTS INC.
(Name of small business issuer in its charter)

Nevada	45-0588917
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

6130 Elton Avenue, # 338, Las Vegas, NV	89107
(Address of principal executive offices)	(Zip Code)

Issuer's telephone Number	1-888-597-8899

Securities registered under Section 12(b) of the Exchange Act:
Common Stock, $0.001 par value Common	OTCBB
(Title of class)	(Name of exchange on which registered)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter. The aggregate market value held by non-affiliates as at May 31, 2010 was approximately $ 1,360,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 23,818,046 shares of common stock outstanding as of March 14, 2011.

PART I

Note regarding forward-looking statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•     general economic and business conditions, both nationally and in our markets,
•     our expectations and estimates concerning future financial performance, financing plans and the impact of competition,
•     our ability to implement our growth strategy, • anticipated trends in our business,
•     advances in technologies, and
•     other risk factors set forth herein.

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

The primary applications of the QES Systems consist of converting waste streams into valuable commodities. Depending on which technology we apply and to which feedstock we process, the commodities produced include fuel-gases, diesel fuel, carbon black, thermal energy and electricity. The QES Systems are designed to handle commonly generated waste stream, whether liquid, solid, mixed or unmixed (including whole tires, all types of plastics,  animal wastes and biomass) and represent an environmentally friendly and commercially viable alternative to traditional methods of processing waste. The solutions are commercially viable ecological recycling models based on the zero-waste philosophy.

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

Quadra Marketing acquired the rights to the Energy Conversion and Waste Disposal Technology from the inventor of such technologies on April 1, 2009. The QES System and related technologies are patented in Taiwan under Patent No 285138, with pending patents No. 2006 10066751.9 and No. 2006 10072434.8 in the People's Republic of China and pending US patents No. 2007/0231073A1 and No. 2007/0231224A1. Patent application number 11/727,803 filed with the United States Patent Trademark Office for a reaction furnace utilizing high temperature steam and a re-circulated heat source to crack dioxin and organic substances contained in waste, being the basis of the our proprietary technology, has been granted by the United States Patent and Trademark Office effective the 15th day of December 2009 under patent number 7,632,471.

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

The QES System has three applications for treatment of waste: used tires, plastics, and MSW .

The following is the application range of the QES System:

-     Waste tires or rubber
-     Waste plastic
-     Agriculture waste
-     MSW
-     Oil sludge, organic sludge
-     Carbon black modification
-     Petroleum waste
-     Organic waste

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

Indirect-Heat Pyroloysis has a low thermal conductive efficiency because no contact is made with the surface of the feedstock material. To improve efficiency, Catalyst Pyrolysis has been developed. It uses a catalyst to bring the heat in contact with the feedstock material. If more than one catalyst is used the greater the heat contact is made with the surface of the feedstock material and the efficiency is thereby increased. Another method is to break down the feedstock material into the small pieces or to grind the feedstock into powder where the feedstock material will react instantly. This technology is called Fast Pyrolysis. No matter how the contact surface of the feedstock material is increased, the heat will always be applied from the surface to the interior of the feedstock material. When heat makes contact with the surface of the feedstock material, it will form a hard shell preventing the heat from penetrating to the interior of the feedstock material resulting in incomplete de-composition of the organic compounds.

Gasification Technologies:

The difference between gasification and pyrolysis processes is the operating temperature and the by-product produced. Gasification operates at higher temperature greater than 600oC. Above this temperature, hydrocarbons will only decompose to fuel gas. Gasification is suitable for converting large amounts of organic waste to fuel gas which is then connected to a gas turbine to generate electricity. Normally the scale of a plant incorporating this technology has the capacity to process 350 tons per day of MSW. Gasification provides a more efficient method of processing MSW compared to existing incinerators and coal fired power plants. It also offers an alternative to incinerators. This process is called ¡°Waste-To-Electricity¡±.

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

QES two stage process technology for the purpose of treating the broadest types of waste:

Traditional pyrolysis technology is a one stage process. It is designed and engineered to handle only one kind of uniform organic material during the same process. Also, the thermal conditions will vary based on what type of feedstock material is used; otherwise the feedstock material cannot be decomposed properly. The carbon residue will contain an organic composition. These by-products are not marketable. As a result, most pyrolysis systems can only process one type of feed stock material. Mixed or varied feedstock materials cannot be processed. For application in the waste management field where there are a variety of waste materials in an unpredictable composition, a one stage process cannot be accommodated. The QES System can process mixed feedstock material based on its two stage pyrolysis technology.

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

To solve this problem, the QES System uses steam as the main heat source to directly heat the material. Steam is used to penetrate the feedstock material into the interior in order to decompose the organic compounds. To generate the steam heat source requires more energy however the QES System uses an energy recovery technology to generate the steam required by using the fuel gas generated from the pyrolysis process which creates an indirect heating chamber by the use of the same waste heat source. The reaction chamber is supported by steam and indirect heat at the same time. This process increases the efficiency of energy use. When the pyrolysis system commences to generate fuel gas, enough fuel gas is produced to support the heat source for the system without the need for any external energy source. This creates significant energy cost savings which are not available in competitive systems.

Quality of by-products:

As mentioned above, the traditional pyrolysis system cannot completely decompose organic compounds leaving carbon residue which is flammable. As a result these by-products cannot be sold on the market. It is one of the biggest problems in a tire pyrolysis plant. The QES System with thermal indirect heat technology overcomes this problem with steam penetration. Further, the gasification phase of the QES system eliminates the remaining carbon residue left after the pyrolysis phase by converting it into fuel gas enabling complete decomposition of the feedstock. Further, a higher volume of fuel gas is able to be generated through the reaction of steam with the carbon. The quality of carbon residue can be adjusted by the QES System to produce a variety of carbon by-products ranging from high quality carbon black N220 to activated carbon.

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

The expected percentage rate of the by-products generated is as follows:

     Steel wire : 8~12% depend on the type of tires
     Fuel Oil: 40% ~ 50%, depending on the flash point
     Low quality Carbon black: 5% ~10%
     High quality carbon black: 20% ~ 35%

The additional equipment required is as follows:

1)     Weigh Bridge
2)     Breaker and cutting system with steel wire separator
3)     Belt Conveyor
4)     Loading machine
5)     Unloading machine
6)     Dryer and magnetic separator
7)     Grinder with cyclone selector and bag filter
8)     Central Bag filter
9)     Waste water treatment system
10)   Oil storage tank with oil filter
11)   Central control and monitor system

QES application of waste plastic:

Plastic is a rich hydrocarbon product, the only concern is that it may contain Polyvinyl Chloride (“PVC”). Waste plastic material containing PVCs are traditionally treated by steam pyrolysis in the chemical industry.

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

The QES System application for hospital waste can process the following materials:

-     General business waste
-     Compound containing silver from silver recovery
-     Used X-ray film
-     Non-contagious waste after sterilization
-     PET film (D-2201)
-     Film fiber containing acetic acid (D-2202)
-     Organic waste
-     Mixed film (D-2299)
-     Plastic, glass, paper, metal etc.
-     Resource recycling products

The following items cannot be handled by the QES System, and need to be properly and separately treated:

-     Liquid chemicals, saline etc.
-     Spent film developer
-     Waste that is radioactive or containing radioactive ingredients
-     Liquid waste or sewage

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

The benefits of a gas turbine are:

     Lower CO2 emissions than an incinerator with higher power generator capabilities
     Free of Dioxins
     Residue of carbon residue can be re-used.

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

The agreement supersedes the February 15, 2010 purchase agreement wherein Imex was to purchase one QES System at a total cost of $650,000 of which $ 450,000 relates to the cost of the System and $ 200,000 relates to cost of additional equipment.

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

Marketing Strategy

Our marketing strategy currently implemented throughout the United States, Canada and remaining territories with the exception of Jamaica which are through joint efforts with our distributor listed below. There are no distributors appointed in the territories of China, Hong Kong and Macau as a result of terminating former distributor.

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

Distribution Agreement – China, Hong Kong, Macau - Terminated

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

The Fanta Agreement provided that Fanta could appoint a network of sub-distributors in the Fanta Territory to assist Fanta in the sales and servicing required of the QES Systems in the Fanta Territory. The Fanta Agreement further provided that Fanta would establish a full service distribution and parts center, service maintenance team, sales team to support the sales of QES System in the Fanta Territory and would jointly promote the marketing of the QES System with Energy Systems.

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

Fanta failed to meet its performance quotas as mentioned above and the Fanta Agreement was terminated.

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

We sub-contract construction of the QES System components and such components are assembled on premises currently being rented on a per use basis. We currently do not have an assembly facility and may establish a facility pending funding.

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

QES System Construction

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

Returns and Refunds

Our warranty policy states that the QES System will be free from defects in materials and workmanship. The foregoing warranty is subject to the proper installation, operation and maintenance of the QES System in accordance to the QES System operating manual. Warranty claims must be made by the customer in writing within 15 days of the manifestation of a problem. Our sole obligation under the foregoing warranty is, at our option, to repair, replace or correct any such defect that was present at the time of delivery, or to remove the QES System and to refund 50% of the purchase price to customer.

The warranty period begins on the date the QES System is delivered and continues for Twelve (12) months.

Any repairs under this warranty must be conducted by our authorized service representative.

Excluded from the warranty are problems due to accidents, misuse, misapplication, storage damage, negligence, or modification to the QES System or its components.

Patents, Trademarks and Labor Contracts

Patents

Our QES System and related technologies are patented in Taiwan under Patent No 285138, with pending patents No. 2006 10066751.9 and No. 2006 10072434.8 in the People's Republic of China and pending US patents No. 2007/0231073A1 and No. 2007/0231224A1.

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

The EPA is also the regulatory authority governing vehicle emissions and emissions from large Municipal Waste Combustors (“MWC”) (greater than 250 tons per day), small MSWs (less than 150 Tons per day) (MWCs are incinerators which burn household, commercial/retail and or institutional waste), Hazardous Waste Combusters (‘HWC”) and Medical Waste Incinerators. State or federal MWC plans also include source and emission inventories, emission limits, testing, monitoring and reporting requirements or site specific compliance schedules including increments of progress.

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

The QES System is equipped to address environmental issues. It does not burn waste like an incinerator. To deal with complex wastes such as MSW, E-waste, the QES System has two processes to eliminate air pollution. The first process is pyrolysis. It keeps most of the carbon as a by-product thereby reducing the carbon dioxide emissions and incorporates a fuel gas cleaning system in its GASTEC unit The GASTEC unit is a multi-stage condenser and includes a gas cleaner to remove hydrochloric acid, hydrogen sulfide, dust, NHx, and mercury. The second process is a gasification process which operates between 550 and 800C and converts the carbon residue remaining after the pyrolysis process is complete into fuel gas. The product of this two stage process is clean fuel gas which is used as a heat source. In treating Hospital Waste a hot zone will incorporated as a third process whereby the residue remaining is processed in a 1200ºC heating chamber which destroys any possible pathogens or toxic materials that may remain. . The GASTEC unit includes an oil-water separator, oil filter system, and water treatment system. It treats the waste water and recycles the water back into the system. This waste water can be recycled when processing materials that do not contain chlorine such as used tires, or certain plastics except PVC. If waste materials contain chlorine such as MSW, Hospital Waste, E-waste, PVC, the recycled water must be chemically treated.

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

Employees

During the year ended November 30, 2010 we had no full-time employees and no part-time employees. We have engaged a number of consultants who provide services to our company.

Principal Business Office & Administrative Branch Office

Our principal business office is located at 6130 Elton Avenue, # 358, Las Vegas, NV. Our administrative office for North American investor relations and U.S. regulatory reporting is located at Suite 200, 245 East Liberty Street, Reno, Nevada, 89501.

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

As of November 30, 2010 we had a negative working capital of $ 194,552. We will require shareholder loans to meet our working capital needs; however, we have no formalized agreements with shareholders guaranteeing that any required funding will be available to us. We may exhaust this source of funding at any time, which would cause us to cease operations.

We require short term funding in the amount of approximately $ 740,000 in the next 12 months to fund our operations. Although our shareholders are committed to providing the necessary funding in order to generate revenues they are not obligated to do so. We have no formal agreements with our shareholders. If we do not receive shareholder loans or any other form of funding, our operations would cease indefinitely.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Principal Business Office

Our principal business office is located at 6130 Elton Avenue, # 338, Las Vegas, NV, 89107. Our resident agent office is located at Suite 200, 245 East Liberty Street, Reno, Nevada, 89501.

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

Amendments to Articles of Incorporation

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

Each share of Series A Preferred Stock shall entitle the holder to One Hundred (100) votes for each share of Series A Preferred Stock. In any vote or action of the holders of the Series A Preferred Stock voting together as a separate class required by law, each share of issued and outstanding Series A Preferred Stock shall entitle the holder thereof to One Hundred (100) votes per share. The holders of Series A Preferred Stock shall vote together with the shares of Common Stock as one class. The holders of the Series A Preferred Stock shall share ratably, with the holders of common stock, in any dividends that may, from time to time be declared by the board of directors. Series A Preferred Stock are not convertible into common stock. The holders of the Series A Preferred Stock shall rank equally with the holders of common stock in respect of all rights in liquidation, dissolution or winding up with all of said assets being distributed among the holders of the Series A Preferred Stock and other classes of stock ranking equally with the Series A Preferred Stock.

On October 14, 2010, we effected a three hundred (300) to one (1) reverse stock split of our authorized and issued and outstanding common and preferred stock. As a result, our authorized capital decreased from 750,000,000 shares of common and preferred stock with a par value of $0.001 to 2,500,000 shares of common and preferred stock with a par value of $0.001. Our issued and outstanding shares of common stock decreased from 45,394,260 shares of common stock to 151,314 shares of common stock. Our issued and outstanding shares of preferred stock decreased from 800,000 shares of preferred stock to 2,668 shares of preferred stock.

On November 10, 2010, we increased our authorized capital of our common stock to 100,000,000 and preferred stock to 100,000,000.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Market Information

We have been listed on the OTC Bulletin Board under the symbol “QPRJ” since April 23, 2009. The following table sets forth the high and low bid price per share of our common stock for the periods presented.

Quarter Ended	High	Low

February 28, 2010	0.18	0.033
May 31, 2010	0.065	0.01
August 31, 2010	0.06	-
November 30, 2010	0.15	0.005

Stockholders of Our Common Shares

As of November 30, 2010, we had 11,818,046 shares of our common stock outstanding and 710,890 shares of our Series A Preferred Stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We issued the following common shares in settlement of our debts to a consultant and designated parties for services rendered and payments made on our behalf and on behalf of Energy Systems. The quantity of common shares issued was determined based on the closing price of our shares on the dates mentioned below. The shares issued have been adjusted for the 300 to 1 reverse stock split effective October 14, 2010.

Date of Issuance	Debt incurred to:	Amount	Common Shares Issued	Preferred Shares Issued

2009
November 5, 2009	September 1, 2009	$ 249,000	2,964	-
November 23, 2009	October 31, 2009	152,143	2,048	1,334
December 4, 2009	November 30, 2010	265,000	8,833	-

2010
November 17, 2010	October 31, 2010	$ 763,740	11,666,666	708,222

Total		$ 1,429,883	15,820,226	709,556

Other Share Issuances:

On November 3, 2009, our President was awarded 453 shares of common stock valued at $ 38,000 and 1,334 shares of Series A Preferred Stock, valued at approximately $2,800,000 as compensation for services rendered to our company. These shares were issued to settle compensation to our President. The above noted shares have been adjusted to reflect the reverse split affected October 14, 2010.

On October 23, 2009, we entered into a consulting agreement with Paradigm Capital Corporation of Taiwan, for corporate and marketing consulting in Asia. The agreement is effective October 23, 2009 and expires January 31, 2010 with an option at our discretion to extend the term until May 31, 2010. On January 27, 2010, the consulting agreement was extended to May 31, 2010. We issued 1,750 common shares to Paradigm Capital Corp and its appointed nominees for consulting services for the period October 23, 2009 till January 31, 2010.

We issued an additional 16,667 common shares for consulting services for the period February 1, 2010 till May 31, 2010.

On October 28, 2009, we entered into a consulting agreement with Alpha International Marketing Corp. of Chile, for corporate and marketing consulting in Asia, North America, South America and the Caribbean. The agreement is effective October 28, 2009 and expires January 31, 2010 with an option at our discretion to extend the term until May 31, 2010. On January 27, 2010, the consulting agreement was extended to May 31, 2010. We issued 1,783 common shares to Alpha International Marketing Corp and its appointed nominees for consulting services for the period October 23, 2009 till January 31, 2010. We issued an additional 15,150 common shares for consulting services for the period February 1, 2010 till May 31, 2010.

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

Stock Option Grants

On September 23, 2009, our Board of Directors adopted a stock option plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan provides for the issuance of up to 13,334 shares to assist us in retaining those officers, employees, consultants or directors whose services would contribute to our success. As of November 30, 2010 there were no options granted.

There are no outstanding options or warrants to purchase, or securities convertible into shares or equity compensation plans. Our issued and outstanding shares could be sold at the appropriate time pursuant to Rule 144 of the Securities Act.

Securities Authorized For Issuance Under Equity Compensation Plans

On November 3, 2009, our company president was awarded 453 shares of common stock and 1,334 shares of Series A Preferred Stock as compensation for services rendered to our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended November 30, 2010.

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

OVERVIEW.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The application of GAAP involves the exercise of varying degrees of judgment. The resulting accounting estimates will not always precisely equal the related actual results. Management considers an accounting estimate to be critical if:

-     assumptions are required to be made; and
-     changes in estimates could have a material effect on our financial statements.

We have determined that the calculation of the fair value of equity securities issued, specifically Series A Preferred Shares issued for services rendered by our President and also issued to settle debt incurred, meet those criteria of a significant estimate. We issued common and preferred shares in settlement of or debts to an affiliate and designated parties for services rendered and payments made on our behalf and on the behalf of Energy Systems. The quantity of common shares issued was determined based on the price of our shares on the date of settlement.

Cash Requirements

Over the next twelve months we intend to use any funds that we may have available to fund our operations.

Not accounting for our working capital deficiency of $ 194,552 as of November 30, 2010, we require additional funds of approximately $ 740,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended November 30, 2010. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. As we had cash in the amount of $2,048 and a working capital deficiency in the amount of $ 194,552 as of November 30, 2010, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2011.

Research and Development

We do not intend to allocate any funds to research and development over the twelve months ending November 30, 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

From November 30, 2007 until April 2009, our operations were that of distribution of alternative health products. Upon further market research, it was determined that pursuing the marketing and sale of such product was not as profitable as previously projected. Therefore, all efforts relating to the distribution and marketing were ceased. In April 2009, we commenced operations relating to the distribution of the QES System which convert a variety of waste materials to marketable by-products. It is our intention to market the QES System to parties interested in establishing joint ventures and establishing waste conversion operations.

Our expenses are expected to vary and we cannot determine trends in our expenditures given our lack of operating history.

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances from November 30, 2010 to November 30, 2009.

Year Ended
November 30
	2010	2009
Other income - sale of demonstration unit	$ 60,000	$ Nil
Other expense - cost of demonstration unit	$ 60,000	$ Nil
Selling and Administrative Expenses	$ 1,442,009	$ 5,121,979
Net Loss from Operations	$ (1,442,004)	$ (5,121,979)

Other income - Sale of Demonstration Unit

 As of November 30, 2010, we generated $ 60,000 in other income from the Fanta Marketing Agreement. A Utility Unit was constructed for Fanta for a purchase price of $ 420,000 against which we allowed a $ 360,000 credit for the marketing services to be performed by Fanta. The Utility Unit was therefore sold at cost and the profit on this sale was nil.

Fanta is obligated to fulfill its performance quota for year 1 and has further obligations to purchase an additional three QES Systems in year 2 as per the Fanta Agreement. Fanta has failed to meet these obligations and all agreements with Fanta have been terminated.

Expenses

Our expenses for the fiscal year ended November 30, 2010 and 2009 are as follows:

	November 30
	2010	2009
Consultation Fees	$ 1,304,900	$ 516,900
Professional Fees	91,295	84,212
Excess cost of stock issued to settle debt obligation	26,180	1,440,000
Investor Relations Expense	15,000	50,000
Stock Compensation Expense	-	2,838,000
Finders Fee	-	150,000
Other	4,629	42,867
	$ 1,442,004	$ 5,121,979

For the year ended November 30, 2010, our total operating expenses were $ 1,442,000 as compared to $ 5,121,979 for the year ended November 30, 2009. The decrease in operating expenses is primarily due to the absence of stock compensation expense, excess cost to settle debt obligation, and finders’ fees.

We expect to continue to increase our business activities and we expect our total operating expenses, excluding stock-based compensation, to continue to rise over the coming twelve months.

Consulting Fees

On June 15, 2009, Energy Systems entered into a Consulting Agreement with Magnum (“Magnum Agreement”) whereas Magnum will provide consulting services relating to accounting and corporate governance, assistance in compliance with international and domestic financing, domestic and international taxation, federal and state securities laws, and secondary securities trading, assistance with business acquisitions and dispositions and matters of general and special law. The term of the agreement is for five years with an effective commencement date of June 15, 2009. In consideration of services performed by Magnum, Energy Systems shall pay the monthly fee of $ 60,000 with a 5% increment per year. At Magnum’s discretion, the monthly fee or portion thereof, may be settled by the issuance of stock. On August 31, 2009, Energy Systems entered into an amended agreement with Magnum extending the terms of the Magnum Agreement to 15 years commencing August 31, 2009. Please refer to Exhibit 10.7.

As of November 30, 2010, we incurred consulting fees totaling $ 1,304,900 of which $ 720,000 relates to our agreement with Magnum, $ 530,000 relates to our agreement with Paradigm and Alpha and $ 40,000 relates to fees paid to technical staff, and a further $ 14,900 was incurred for other consultations expenses detailed as follows:

A total of $ 720,000 relates to our consulting agreement with Magnum as mentioned above for the period from December 1, 2009 through November 30, 2010 for accounting and corporate governance, assistance in compliance with international and domestic financing, domestic, international taxation, Federal and state securities laws, and secondary securities trading, assistance with business acquisitions and dispositions and matters of general and special law.

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

Consideration for the services of Paradigm was $56,000 per month or a total of $168,000 for the full term until January 31, 2010. The total consideration paid to Paradigm was the issuance of 1,750 restricted common shares upon signing of the agreement. The Paradigm Agreement was extended under the same terms with consideration for services rendered until May 31, 2010 to be $ 168,000. The total consideration was paid by issuance of 16,667 restricted common shares.

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

Consideration for the services of Alpha is $50,000 per month or a total of $150,000 for the full term until January 31, 2010. The total consideration to Alpha was the issuance of 1,783 common shares upon signing of the agreement. The Alpha agreement was extended under the same terms with consideration for services rendered until May 31, 2010 to be $ 150,000. The total consideration was paid by issuance of 15,150 restricted common shares.

We have engaged the inventor of the Acquired Technology and a supporting technical team to construct QES Systems. We have a labor contract with the inventor. The term is for a period of 5 years commencing July 1, 2009. The inventor is entitled to a monthly consulting fee in addition to a commission on sales of the QES Systems in China and Taiwan. As of November 30, 2010, we incurred $ 40,000 in such consulting fees.

We incurred $ 516,900 in professional fees as of November 30, 2009. The increase of $ 788,000 is attributable to the share issuance for payment of consulting services to Paradigm and Alpha and the full year effect of Quadra Energy Systems contract with Magnum.

Professional Fees

We incurred a total of $ 91,295 in professional fees of which $ 23,550 relates to audit and review fees, $ 9,000 relates to bookkeeping fees and the remainder of $ 58,745 relates to legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

Excess cost to settle debt obligation

As of November 30, 2010, we incurred an additional $ 26,180 in excess cost to settle our debt obligations to a consultant. The Company issued a total of 11,666,666 shares of common stock and 708,222 shares of preferred stock to our consultant and appointed nominees to settle debt of $ 763,740 incurred through October 31, 2010.

As of November 30, 2009, we incurred an additional $ 1,440,000 in excess cost to settle our debt obligations to a consultant. Common stock and Series A Preferred Stock, with a value of $ 2,990,143 were issued to settle debt due to affiliate totaling $ 152,143.

Investor Relations

As of November 30, 2010, we incurred $ 15,000 in investor relations fees. We have not retained the services of any these consultants. We cannot determine if we will retain any investor relations consultants.

Stock Compensation Expense

On November 3, 2009, our President was awarded 453 shares of common stock valued at $ 38,000 and 1,334 shares of Series A Preferred Stock, valued at approximately $2,800,000 as compensation for services rendered to our company. These shares were issued to settle compensation to our President. The shares issued have been adjusted for the 300 to 1 reverse stock split.

Finders Fee

As of November 30, 2009, we incurred $150,000 in finders’ fees pursuant to our Finders Fee Agreement with Magnum dated January 5, 2009 and as amended on August 31, 2009. The finders’ fee relates to technology acquired under the Technology Purchase Agreement signed with Quadra Marketing. Please refer to Exhibit 10.11.

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

The finder’s fee of $ 150,000 was paid on December 4, 2009 in combination with various amounts owing to Magnum by issuance of common and preferred shares. As per our amended agreement with Magnum entered into on August 31, 2009, Magnum will receive consideration Ten Per Cent (10%) of all the gross proceeds received by us or Energy Systems resulting from direct sales, joint ventures and/or from plants operated by us or Energy Systems for the QES System and ancillary equipment, and enhancements. In addition, 5% of gross proceeds from investors acquiring private placements, or investments shall be remitted to Magnum.

The Finders Fee Agreement is for a term of 20 years commencing August 31, 2009. The original Finder’s Fee Agreement dated January 5, 2009 and the addendum signed on April 30, 2009 and the amendment to the Finders Fee Agreement dated August 31, 2009.

Current trends in the industry

To the best of management’s knowledge, there are many pyrolosis systems competing in the same target market as the QES System. As we have commenced operations relating to the QES System in April 2009, at this time it is difficult to assess trends in the industry which may affect the results of our operations at this time due to the lack of operating history and experience in the industry.

Liquidity and Capital Resource

Working Capital

	At	At
	November 30,	November 30,
	2010	2009
(restated)
Current Assets	$ 2,048	$ 261,309
Current Liabilities	$ 196,600	$ 386,761
Working Capital	$ (194,552)	$ (125,452)

Cash Flows

	At	At
	November 30,	November 30,
	2010	2009
(restated)
Net Cash Consumed by Operating Activities	$ (89,437)	$ (200,154)
Net Cash Provided (Consumed) by Investing Activities	$ Nil	$ Nil
Net Cash Provided by Financing Activities	$ 89,176	$ 197,079
Net Cash Consumed	$ (261)	$ (3,075)

Working Capital Needs:

As of November 30, 2010, we had a negative working capital of $ 194,552. Over the next 12 months, we will require approximately $ 740,000 to sustain our working capital needs as follows:

Repayment of shareholder loans	70,000
Settlement of accrued liabilities	20,000
Salaries and consulting fees	250,000
Marketing	400,000
Total	$ 740,000

We regularly incur debt with Magnum for services rendered and payments made on our behalf and on the behalf of Energy Systems. We intend to settle our monthly obligations to Magnum by issuance of common shares in lieu of cash payment.

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

Cash Flows

Operating Activities:

Net cash consumed by operating activities were $ 89,437 in 2010 and $200,154 in 2009.

Year ended November 30, 2010

The value of the shares issued for the initial period of two consulting contracts with Paradigm and Alpha and the value of the 31,817 post split share shares issued for the renewal of these contracts through May 31, 2010 resulted in $ 530,000 expense for shares issued for services.

We obtained $ 779,000 in advances from our consultant for services. The advances are due on demand.

The $ 47,000 decrease in advances from customer relates to the advances received as per the Fanta Marketing Agreement received in year ended November 30, 2009 that was eliminated when the sale was recorded in the year ended November 30, 2010 and recognized as other income.

We incurred an additional $ 26,180 in excess cost to settle our debt obligations to a consultant where on November 17, 2010, we issued a total of 11,666,666 shares of common stock and 708,222 shares of preferred stock to our consultant and appointed nominees to settle debt incurred effective October 31, 2010 totaling $ 763,740.

The decrease in deferred assets of $ 47,000 relates to costs associated with sale recognized in year ended November 30, 2010. We have restated the financial statements for the year ended November 30, 2009 in order to properly reflect certain costs associated with the sale recorded in the year ended November 30, 2010.

The year ended November 30, 2009

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

The $ 47,000 increase in advances from customer relates to the sale of one Utility Unit to Fanta as per our Fanta Marketing Agreement. Construction of the Utility Unit commenced October 2009 and was completed in July 2010. The Utility Unit was originally intended to be used for joint marketing efforts with Fanta to market the Utility Unit to prospective buyers and joint venture partners.

We obtained a $ 137,857 advance from a consultant for funding our working capital needs. The advances are due on demand.

Investing and Financing Activities:

For the fiscal year ended 2010 and 2009, we had no investing activities.

Our cash flows from financing activities were $ 89,176 which was provided by a consultant to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

November 30, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Quadra Projects Inc.

We have audited the accompanying consolidated balance sheets of Quadra Projects Inc.(a development stage company) as of November 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for years ended November 30, 2010 and 2009 and for the period from June 7, 2007 (date of inception) to November 30, 2010. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Quadra Projects Inc (a development stage company) as of November 30, 2010 and November 30, 2009, and the results of its operations and cash flows for the years ended November 30, 2010 and November 30, 2009 and for the period from June 7, 2007 to November 30, 2010 in conformity with U.S. generally accepted accounting principles.

As explained in Note 4 to the financial statements, the 2009 financial statements have been restated to correct an error in the presentation of costs associated with the sale recorded in the year ended November 30, 2010.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, at November 30, 2010, the Company had an accumulated deficit of $ 6,588,999 and has a history of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/s/ Jeffrey & Company, Certified Public Accountants

March 5, 2011

Wayne, New Jersey

-F1-

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2010	2009
		(Restated)
ASSETS

Current Assets:
Cash	$ 2,048	$ 2,309
Prepaid expenses	-	212,000
Deferred asset	-	47,000
Total current assets	2,048	261,309

Total Assets	$ 2,048	$ 261,309

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Advances from affiliate	$ 3,452	$ 127,143
Amount due to affiliate for services	101,000	137,857
Due to shareholder	69,936	69,936
Accrued expenses	22,212	4,825
Advances from customer	-	47,000

Total liabilities	196,600	386,761

Shareholders’ Deficit:
Common shares – authorized, 100,000,000 and 2,500,000
shares of $.001 par value; issued and outstanding,	11,818	111
11,818,046 and 110,664, respectively
Preferred Class A shares – authorized, 100,000,000 and
66,667 shares of $.001 par value; issued and outstanding,	711	3
710,890 and 2,668, respectively
Capital in excess of par value	6,381,918	5,021,429
Deficit accumulated during development stage	(6,588,999)	(5,146,995)
Total shareholders’ deficit	(194,552)	(125,452)

Total Liabilities and Shareholders’ Deficit	$ 2,048	$ 261,309

  These accompanying notes are an integral part of these financial statements.

-F2-

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
ACCUMULATED DURING DEVELOPMENT STAGE

			June 7, 2007 (Date
			of Inception of
	Year Ended	Year Ended	Development Stage)
	November 30, 2010	November 30, 2009	to November 30, 2010
		(Restated)
Expenses:
Selling and Administrative Expenses	$ 1,442,004	$ 5,121,979	$ 6,635,999
Operating loss	(1,442,004)	(5,121,979)	(6,588,999)

Other income (expense):
Sale of demonstration unit	60,000	-	60,000
Cost of demonstration unit	60,000	-	60,000
Total other income (expense)	-	-	-

Net loss	$ (1,442,004)	$ (5,121,979)	$ (6,588,999)

Loss Per Share -
Basic and Diluted	$ (2.50)	$ (50.07)

Weighted average number of shares outstanding	558,723	102,286

Note: The weighted shares and the loss per share
for 2009 have been adjusted to reflect a reverse
stock split.

Included within expenses are the following:
Consultation Fees	$ 1,304,900	$ 516,900
Professional Fees	91,295	84,212
Excess cost of stock issued to settle debt obligation	26,180	1,440,000
Investor Relations Expense	15,000	50,000
Stock Compensation Expense	-	2,838,000
Finders Fee	-	150,000
Other	4,629	42,867
	$ 1,442,004	$ 5,121,979

These accompanying notes are an integral part of these financial statements.

 -F3-

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009
(restated)

						Deficit
						Accumulated
					Capital in	During
	Common Shares		Preferred Shares		Excess of	Development
	Shares	Amount	Shares	Amount	Par Value	Stage	Total

Balance November 30, 2008	101,667	$ 102		$ -	$ 24,298	$ (25,016)	$ (616)

Shares issued for services	3,986	4	1,334	1	1,855,991	-	1,855,996

Shares issued for settlement of debt	5,011	5	1,334	2	3,141,140	-	3,141,147

Net loss for period	-	-	-	-	-	(5,121,979)	(5,121,979)

Balance November 30, 2009	110,664	111	2,668	3	5,021,429	(5,146,995)	(125,452)

Shares issued for settlement of debt	8,833	9	-	-	264,991	-	265,000

Shares issued for services	31,883	31	-	-	317,953	-	317,984

Shares issued for debt settlement	11,666,666	11,667	708,222	708	777,545	-	789,920

Net loss for period	-	-	-	-	-	(1,442,004)	(1,442,004)

Balance November 30, 2010	11,818,046	$ 11,818	710,890	$ 711	$ 6,381,918	$ (6,588,999)	$ (194,552)

  These accompanying notes are an integral part of these financial statements.

-F4-

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			June 7, 2007
			(Date of
			Inception of
		Year Ended	Development
	Year Ended	November 30,	Stage) To
	November 30,	2009	November 30,
	2010	(restated)	2010
CASH FLOWS FROM OPERATIONS:	$ (1,442,004)	$ (5,121,979)	$ (6,588,999)
Net loss
Adjustments required to reconcile net loss to net cash
consumed by operations:

Charges not requiring outlay of cash:
Share Compensation Expense	-	2,838,000	2,852,400
Shares issued for consulting services	530,000	507,143	1,037,143
Excess cost of stock issued to settle debt obligations	26,180	1,440,000	1,466,180
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	17,387	(1,175)	22,211
(Decrease) increase in advances from customer	(47,000)	47,000	-
Increases in advances from consultant	779,000	137,857	916,857
Decrease (increase) in deferred asset	47,000	(47,000)	-

Net Cash Consumed by Operating Activities	(89,437)	(200,154)	(294,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from affiliate loans	89,176	152,143	241,320
Repayment of affiliate loans	-	(25,000)	(25,000)
Proceeds from shareholder loans	-	69,936	69,936
Proceeds from issuance of common stock	-	-	10,000

Net Cash Provided by Financing Activities	89,176	197,079	296,256

Net decrease (increase) in cash	(261)	(3,075)	2,048

Cash balance, beginning of period	2,309	5,384	-

Cash balance, end of period	$ 2,048	$ 2,309	$ 2,048

These accompanying notes are an integral part of these financial statements.

-F5-

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010

1. ORGANIZATION AND BUSINESS

Organization of Company

The Company was incorporated in the State of Nevada on June 7, 2007 for the purpose of distributing an electronic non-invasive acupuncture pen. The Company is a development stage company.

The Company has ceased operations relating to distribution of the electronic non-invasive acupuncture pen. Upon further market research, it was determined that pursuing the marketing and sale of this product was not as profitable as previously projected. On April 30, 2009, the Company acquired Energy Conversion and Waste Disposal Technology (“Acquired Technologies”) and has established Joint Ventures and Distribution agreements with several parties. The Company intends to pursue business opportunities in energy conversion and waste disposal as its principal business activity indefinitely, including marketing of the Acquired Technologies and the planned construction of systems to convert waste material to energy (“QES Systems”).

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

Fair Value of Financial Instruments

The carrying amount of the Company’s cash, the only financial instrument at November 30, 2010 approximates its fair value.

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
NOVEMBER 30, 2010

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

Stock Based Compensation

The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued. The cost of shares issued to non-employees in return for goods and services is valued at the fair value of the consideration received or the fair value of equity instruments issued, whichever is the more reliably measurable.

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

-F7-

QUADRA PROJECTS, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010

4. RESTATEMENTS

The Company’s management determined that a restatement of the financial statements for the year ended November 30, 2009 was required in order to properly reflect certain costs associated with the sale recorded in the year ended November 30, 2010.

BALANCE SHEET 11/30/09
	As originally presented	Adjustments	As Restated
Deferred asset	$ -	$ 47,000(1)	$ 47,000
Total Assets	$ 214,309	$ 47,000	$ 261,309
Deficit accumulated
during development	(5,193,995)	47,000(1)	(5,146,995)
Shareholders’ deficit	(194,552)	47,000	(147,552)
Total liabilities and
Shareholders’ deficit	$ 214,309	$ 47,000	$ 261,309

CONSOLIDATED STATEMENT OF OPERATIONS ACCUMULATED DURING DEVELOPMENT STAGE FOR YEAR ENDED 11/30/09

	As originally presented	Adjustments	As Restated
Selling and administrative
expenses	$ 5,168,979	$ (47,000) (1)	$ 5,121,979
Net loss	$ (5,168,979)	$ 47,000	$ (5,121,979)
Original loss per share	$ (.17)
Effect of reverse split	300
Adjusted loss per share	$ (50.53)	$ .45(2)	$ (50.08)

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED NOVEMBER 30, 2009:

	As originally presented	Adjustments	As Restated
Net loss	$ (5,168,979)	$ 47,000	$ (5,121,979)
Increase in deferred asset	-	$ (47,000)	(47,000)
Net cash consumed by
operating activities	$ (200,154)	-	$ (200,154)

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	As originally presented	Adjustments	As Restated
Net loss for 2009	$ (5,168,979)	$ 47,000	$ (5,121,979)
Total deficit	$ (172,452)	$ 47,000	$ (125,452)

EXPLANATIONS:

(1)     To defer costs associated with sale recognized in year ended November 30, 2010.
(2)     To reflect the per share effect of such adjustment.

-F8-

     QUADRA PROJECTS, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010

5. DEVELOPMENT STAGE

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

6. RELATED PARTY TRANSACTIONS

On November 3, 2009, the Company president was awarded 453 shares of common stock and 1,334 shares of preferred stock, valued at approximately $ 2,838,000 as compensation for services rendered to the Company.

On November 17, 2010, the Company issued 5,210,000 common shares and 708,222 preferred shares to Omega Research Corp as part of a debt settlement agreement for funds owed to the company’s consultants. The Company president is the beneficial owner of Omega Research Corp.

The Company conducts its business in the office of a company controlled by a shareholder. There has been no charge for this use. If there were a charge, it would be insignificant.

7. AMOUNTS DUE TO SHAREHOLDERS

Shareholder loans are due on demand. They are not supported by notes.

8. SHARE AUTHORIZATION AND STOCK SPLITS

On February 17, 2009, the Company filed notice with the Secretary of State of Nevada to increase its authorized and issued share capital on a 5 for 1 basis. The Company filed another notice with the Secretary of State of Nevada on April 16, 2009 to increase its authorized and issued capital on a 2 for 1 basis.

On July 22, 2009, the Company’s Board of Directors approved a resolution for the issuance of up to 2,500,000 shares of stock. The Company designated 66,667 of the revised authorized shares as Series A Preferred Stock, $0.001 par value.

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

On October 7, 2010, the Company filed a notice with the Secretary of State of Nevada to reverse split by 300 times its authorized and issued capital.
The accompanying balance sheets for November 30, 2010 and 2009 and the profit and loss statement for the fiscal year ended November 30, 2010 and 2009 has been adjusted for the 2 for 1 and 5 for 1 stock splits and the reverse stock split. The split is reflected on the financial statements as if they occurred on the earliest date presented.

On October 14, 2010, the Company effected a three hundred (300) to one (1) reverse stock split of its authorized and issued and outstanding common and preferred stock. As a result, the authorized capital decreased from 750,000,000 shares of common and preferred stock with a par value of $0.001 to 2,500,000 shares of common and preferred stock with a par value of $0.001. The issued and outstanding shares of common stock decreased from 45,394,260 shares of common stock to 151,314 shares of common stock. The issued and outstanding shares of preferred stock decreased from 800,000 shares of preferred stock to 2,668 shares of preferred stock.

On November 10, 2010, the Company increased its authorized capital of our common stock to 100,000,000 and preferred stock to 100,000,000.

9. ADVANCES FROM CONSULTANTS

The Company received advances from its corporate consulting totaling $ 89,176. These advances provided for working capital needs. The advances are due on demand with and interest rate of 6% payable at the end of the term loan.

-F9-

QUADRA PROJECTS, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010

10. SIGNIFICANT CONTRACTS

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

-F10-

QUADRA PROJECTS, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010

10. SIGNIFICANT CONTRACTS, Continued

Joint Venture Agreement – Jamaica, West Indies

On August 31, 2010, Energy Systems entered into a Joint Venture Agreement with Imex International Corp, to establish a QES Systems Plant for used tire conversion to biochar and fuel oil in Jamaica (“Imex Joint Venture”).

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

Distribution Agreement – China, Hong Kong, Macau

On July 20, 2009, Energy Systems entered into an agreement with Fanta International Enterprises (Canada) Inc. (“Fanta”) wherein Fanta was appointed as exclusive distributor for QES Systems in China, Hong Kong and Macau (the “Fanta Territory”), for a term of 2 years which such term could be extended for an additional 2 year term, provided that Fanta achieves its minimum purchase requirements of one QES System in year 1, three QES Systems in year 2 and ten QES Systems in years 3 and year 4. Thereafter any renewal terms would be subject to mutually acceptable terms, provided however if the parties fail to agree on terms of any renewal, then Energy Systems would have right to determine the conditions of any subsequent renewal. Provided however, nothing contained herein shall prohibit or restrict Energy Systems or its affiliated companies to be incorporated in Taiwan, or its affiliated companies from establishing their own or joint venturing with third parties a total maximum of ten QES Systems waste to energy system plants in the Fanta Territory. The agreement provided that Fanta could appoint a network of sub-distributors in the Fanta Territory to assist Fanta in the sales and servicing required in the Fanta Territory.

The Agreement further provided that Fanta would establish a full service distribution and parts center, service maintenance team, sales team to support the sales of QES Systems in the Fanta Territory and would jointly promote the marketing of QES System with Energy Systems.

On November 9, 2009, Energy Systems entered into a development and marketing agreement (“Fanta Marketing Agreement”) with Fanta for the purchase of one QES2000 utility unit (“Utility Unit”) for the purchase price of $ 420,000 against which QES granted an allowance of $ 360,000 to Fanta in recognition of the marketing expenses that would be incurred by Fanta in the demonstration of the unit, the establishment of distribution networks and establishing government contacts. In the mutual interests of both companies, the QES 2000 systems was undergoing independent testing at November 30, 2009 and the sale was not recorded in that year.

The sale is being recorded in the year ended November 30, 2010, during which time the independent testing was completed. The sale is recorded net of the allowance mentioned in the previous paragraph.

Fanta failed to meet its performance quotas as mentioned above and the Fanta Agreement was terminated.

 -F11-

QUADRA PROJECTS, INC.
(A Development Stage Company)
 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010

10. SIGNIFICANT CONTRACTS, Continued

Consulting Agreements

On October 23, 2009, we entered into a consulting agreement with Paradigm Capital Corporation of Taiwan, for corporate and marketing consulting in Asia. Pursuant to the terms of the agreement Paradigm agreed to provide assistance on corporate structure and specific projects, including and relating to marketing, road show presentations and related matters. The agreement is effective October 23, 2009 and expires January 31, 2010 with an option at our discretion to extend the term until May 31, 2010. On January 27, 2010, the consulting agreement with Paradigm was extended to May 31, 2010. The agreement was not renewed after May 31, 2010.

On October 28, 2009, we entered into a consulting agreement with Alpha International Marketing Corp. of Chile, for corporate and marketing consulting in Asia, North America, South America and the Caribbean to provide assistance on corporate structure and specific projects, including and relating to marketing, road show presentations and related matters. The agreement was effective October 28, 2009 and expired January 31, 2010 with an option at our discretion to extend the term until May 31, 2010. On January 27, 2010, the consulting agreement with Alpha was extended to May 31, 2010. The agreement was not renewed after May 31, 2010.

-F12-

QUADRA PROJECTS, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010

11. STOCK OPTION PLAN

On September 23, 2009, the Company’s Board of Directors adopted a stock option plan (“The 2009 Stock Option Plan”). The Plan provides the issuance of up to 4,000,000 shares(13,333 post reverse stock split) to assist the Company in retaining those officers, employees, consultants or directors whose services would contribute to success of the Company. As of November 30, 2010 there were no options yet granted.

12. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

During the year ended November 30, 2009, the following non-cash transactions took place:

A total of 453 common shares and 1,334 preferred shares, valued at approximately $ 2,838,000 were issued in return for services provided by the Company President during the period ended November 30, 2009.

A total of 3,533 shares of common stock valued at approximately $ 318,000 were issued in lieu of cash payment for consulting services.

A total of 5,012 shares of common stock and 1,333 shares of preferred stock, valued at approximately $ 1,891,132 were issued to settle debt owed to a consultant.

During the year ended November 30, 2010, the following non-cash transactions took place:

On December 2, 2009, the Company issued 8,833 shares of common stock valued at a closing price of $0.10 per share to its consultant and designated parties for services rendered and payments made on behalf of the Company and Energy Systems from November 1 through November 30, 2010. The value of the issuance was $ 265,000.

On November 17, 2010, the Company recorded $ 26,180 charge for excess cost to settle debt when it issued 11,666,666 common shares and 708,222 preferred shares to settle debt of $ 763,740. The stock was issued to its consultant and designated parties including Omega Research Corp for services rendered and payments made on behalf of the Company and Energy Systems through October 31, 2010.

-F13-

QUADRA PROJECTS, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010

13. INCOME TAXES

The Company has experienced net operating losses of $ 6,588,999 since its inception. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years. The potential benefit has been recognized on the books of the Company, but it has been offset by a valuation allowance. If not used, these NOL’s will expire as follows:

Year Ended	Net Loss
November 30,	Carry Forward
2030	$ 1,395,004
2029	5,168,979
2028	10,529
2027	14,487

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

Tax asset	$ 2,239,609
Valuation Allowance	(2,239,609)
Balance Recognized	$ -

The valuation allowance changed by $ 474,301 during 2010.

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

16. SUBSEQUENT EVENTS

Effective January 28, 2011, the Company issued 12,000,000 shares of Common Stock to Magnum Group International Inc. and its associates for services rendered to the Company and its subsidiary Quadra Energy Systems Inc. as of January 28, 2011. The total debt settled by this share issuance is $ 120,000.

-F14-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of November 30, 2010, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2010, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended November 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position	Period Serving	Term (1)
Claude Diedrick	62	President, CEO, CAO,	June 7, 2010 – June 6, 2011	1 year
		CFO, Director
Rosemary Samuels	52	Corporate Secretary	September 29, 2010 – June 6, 2011	1 year

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

Investor Relations

As of November 30, 2010, we have not engaged investor relations professionals.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. As of the year ended November 30, 2010, our officers and directors have complied with Section 16(a).

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

• our principal executive officer;

• each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2010 and 2009; and

• up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended November 30, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Claude Diedrick	2009	Nil	Nil	2,838,000	Nil	Nil	Nil	Nil	2,838,000
President, CEO,	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director
Rosemary Samuels	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) On November 3, 2009, our President was awarded 453 (135,700 pre split) shares of common stock and 1,334 (400,000 pre split) shares of preferred stock, valued at approximately $ 2,838,000 as compensation for services rendered.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Options/SAR Grants

During our fiscal year ended November 30, 2010 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended November 30, 2010.

Option Exercises

During our Fiscal year ended November 30, 2010 there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of November 30, 2010 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

The persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

Name and Address of		Amount and Nature
Beneficial Owner	Title of Class	of Beneficial Owner	% Class (1)
	Officers and Directors:
Claude Diedrick,President
15 Lignum Vitae Close,	Common Stock	5,270,453 (2)	45%
Montego Bay, L8, Jamaica

Rosemary Samuels,	Common Stock	-	-
Corporate Secretary

	Officers and Directors as a Group	5,270,453	45%

Omega Research Corporation
450 Bade Road, Section 4	Common Stock	5,270,000	45%
4th Floor, # 25, Taipei, Taiwan

	5% Shareholders as a Group	5,270,000	45%

Name and Address of		Amount and Nature
Beneficial Owner	Title of Class	of Beneficial Owner	% Class (1)
	5% Shareholders and Officers and Directors as a Group	5,270,453	45%

Omega Research Corporation	Preferred Stock	710,890	100%
450 Bade Road, Section 4
4th Floor, # 25,
Taipei, Taiwan

	5% Shareholders and Officers	710,890	100%
	and Directors as a Group

(1) Based on 11,818,046 common shares outstanding as of November 30, 2010.
(2) Mr. Diedrick is the beneficial owner of Omega Research Corporation. Mr. Diedrick holds 453 shares of common stock directly and 5,270,000 shares of common stock and 710,890 shares of preferred stock indirectly through Omega Research Corporation.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

On November 3, 2009, our President was awarded 453 shares of common stock valued at $ 38,000 and 1,334 shares of preferred stock, valued at approximately $2,800,000 as compensation for services rendered to our company. These shares were issued to settle compensation to our President.

On November 17, 2010, the Company issued 5,210,000 common shares and 708,222 preferred shares to Omega Research Corp as part of a debt settlement agreement for funds owed to the company’s consultants. The Company president is the beneficial owner of Omega Research Corp.

The offer and sale of the shares were exempt from registration pursuant to section 4(2) of the Securities Act, Rule 701 and Rule 506 of Regulation D promulgated there under. We believe that these sales were also exempt under Regulation S under the Securities Act, as such sales were made in offshore transactions to non-U.S. persons.

Director Independence

We currently act with two directors, consisting of Claude Diedrick and Rosemary Samuels. We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2010	2009
Audit fees	$ 17,550	$ 10,200
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$ 17,550	$ 10,200

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

Exhibit Numbe	Description

(3)	Articles of Incorporation and By-laws

3.1 (a)	Certificate of Incorporation dated June 8, 2007 (1)

3.1 (b)	Articles of Incorporation dated June 8, 2007 (1)

3.1 (c)	Certificate of Amendment dated September 17, 2009 (2)

3.2	Bylaws, effective June 7, 2008 (1)

(10)	Material Contracts

10.1	Technology Purchase Agreement between Energy Systems and Quadra Marketing Corp. dated April 30, 2009 (4)

10.3	Consulting Agreement between Energy Systems and Avani Corporation SDN BHD dated October 28, 2009 (6)

10.4	Consulting Agreement between Energy Systems and Zhunger Capital Partners Inc. dated October 28, 2009 (7)

10.5	Distribution agreement between Energy Systems and Fanta International Enterprises (Canada) Inc. dated July 20, 2009 (8)

10.6	Consulting Agreement between Energy Systems and Magnum Group International Inc. dated June 15, 2009 (9)

10.7	Amended Consulting Agreement between Energy Systems and Magnum Group International Inc. dated August 31, 2009(13)

10.8	Consulting Services Agreement between Quadra Projects Inc and Paradigm Capital Corporation dated October 23, 2009 (10)

10.9	Consulting Services Agreement between Quadra Projects Inc. and Alpha International Marketing Corp dated October 28, 2009 (11)

10.10	Finders Fee Agreement between Quadra Projects Inc. and Magnum Group International dated April 13, 2009 (12)

10.11	Amended Finders Fee Agreement between Quadra Projects Inc. and Magnum Group International dated August 31, 2009(13)

(31)	Section 302 Certification

31.1*	Section 302 Certification of Chief Executive Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Chief Executive Officer.

*	Filed herewith.

(1)	Incorporated by reference from Form S-1 that was originally filed with the SEC on March 18, 2008
(2)	Incorporated by reference from Form 8-K that was originally filed with the SEC on September 30, 2009
(3)	Incorporated by reference from Form 8-K that was originally filed with the SEC on November 9, 2009
(4)	Incorporated by reference from Form 8-K that was originally filed with the SEC on May 5, 2009
(5)	Incorporated by reference from Form 8-K that was originally filed with the SEC on October 30, 2009
(6)	Incorporated by reference from Form 8-K that was originally filed with the SEC on October 30, 2009
(7)	Incorporated by reference from Form 8-K that was originally filed with the SEC on October 30, 2009
(8)	Incorporated by reference from Form 8-K that was originally filed with the SEC on July 22, 2009
(9)	Incorporated by reference from Form 8-K that was originally filed with the SEC on June 15, 2009
(10)	Incorporated by reference from Form 8-K that was originally filed with the SEC on October 30, 2009
(11)	Incorporated by reference from Form 8-K that was originally filed with the SEC on October 30, 2009
(12)	Incorporated by reference from Form 8-K that was originally filed with the SEC on May 5, 2009
(13)	Incorporated by reference from Form 10-K that was originally filed with the SEC on February 26, 2010

SIGNATURES

In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRA PROJECTS INC.
Date: March 14, 2011
	By:	/s/ Claude Diedrick
Claude Diedrick
President, CEO, CFO, Treasurer, Director

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Claude Diedrick	President, CEO, CFO, Treasurer	March 14, 2011
Claude Diedrick	and Director