Form 10-Q
period 2011-02-28
Quadra Projects Inc.
filed 2011-04-13
CIK 1423586

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to Commission file number 000-53156 ________________

QUADRA PROJECTS INC.

(Exact name of small business issuer as specified in its charter)

________________

NEVADA	45-0588917
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification No.)

6130 Elton Avenue, Suite #338, Las Vegas, NV, 89107 (Address of principal executive offices)

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

As of February 28, 2011, 23,818,046 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐  No ☒

Item 1. FINANCIAL STATEMENTS

     QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	February	November
	28, 2011	30, 2010
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$ 2,029	$ 2,048

Total current assets	2,029	2,048

Total Assets	$ 2,029	$ 2,048

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities:
Advances from consultants for expenses	$ 5,525	$ 3,452
Amounts due to consutants for services	167,000	101,000
Accrued expenses	29,612	22,212
Due to shareholder	69,936	69,936
Total current liabilities	272,073	196,600

Shareholders’ Deficit:
Common shares: authorized 100,000,000 shares of $0.001 par	23,818	11,818
value; issued and outstanding, 23,818,046 and 11,818,046
shares, respectively
Preferred Class A shares – 100,000,000 shares of $ 0.001 par	711	711
value; issued and outstanding, 710,889 shares
Capital in excess of par value	6,489,919	6,381,918
Deficit accumulated during development stage	(6,784,492)	(6,588,999)
Total Shareholder’s Deficit	(270,044)	(194,552)

Total Liabilities and Shareholders’ Deficit	$ 2,029	$ 2,048

These accompanying notes are an integral part of these financial statements.
-F1-

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
(Unaudited)
			June 7, 2007
			(Date of Inception
	Three Month Period Ended		of Development
	February 28,		Stage)
			to
	2011	2010	February 28, 2011

Revenue	$ -	$ -	$ -

Expenses:
Administrative Expenses	195,493	524,737	6,784,492

Net loss	$ (195,493)	$ (524,737)	$ (6,784,492)

Loss Per Share -
Basic and Diluted	$ -	$ -

Weighted average number	15,951,979	130,418
of shares outstanding

Included within expenses are the following:

	Three month periods ended February 28,
	2011	2010

Consulting fees	$ 180,000	$ 484,500
Professional fees	13,400	11,703
Testing expense	-	13,000
Investor relations	-	15,000
Office and miscellaneous	2,093	1,237

Total	$ 195,493	$ 524,737

These accompanying notes are an integral part of these financial statements.

-F2-

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			June 7, 2007
	Three	Three	(Date of
	Month	Month	Inception of
	Period	Period	Development
	Ended	Ended	Stage) To
	February	February	February 28,
	28, 2011	28, 2010	2011

CASH FLOWS FROM OPERATIONS:
Net loss	$ (195,493)	$ (524,737)	$ (6,784,492)
Reconciliation of net loss to cash flows from operating activities:
Charges not requiring the outlay of cash:
Stock compensation expense	-	-	2,852,400
Shares issued for consulting services	-	79,500	1,037,143
Excess cost of stock to settle debt obligations	-	-	1,466,180
Changes in assets and liabilities:
Increase in accrued expenses	7,400	5,000	29,611
Decrease in prepaid expenses	-	212,000	-
Increase in advances from consultant	186,000	198,000	1,102,857

Increase in advances from customer	-	13,000	-

Net Cash Consumed by Operating Activities	(2,093)	(17,237)	(296,301)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from consultant loans	2,074	17,159	243,394
Repayment of consultant loans	-	-	(25,000)
Proceeds from shareholder loans	-	-	69,936
Proceeds from issuance of common stock	-	-	10,000

Net Cash Provided by Financing Activities	2,074	17,159	298,330

Net increase (decrease) in cash	(19)	(78)	2,029

Cash balance, beginning of period	2,048	2,309	-

Cash balance, end of period	$ 2,029	$ 2,231	$ 2,029

These accompanying notes are an integral part of these financial statements.

-F3-

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011

1. BASIS OF PRESENTATION

The unaudited consolidated interim financial statements of Quadra Projects Inc. and its wholly owned subsidiary (the “Company”) as of February 28, 2011 and for the three month periods ended February 28, 2011 and 2010 and the period June 7, 2007 (date of inception) to February 28, 2011, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month period ended February 28, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2011.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended November 30, 2010.

2. SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. In addition, there were no non-cash investing or financing activities for either of the periods presented.

A total of 12,000,000 shares of common stock were issued to settle $ 120,000 of debt owed to consultants for services during the quarter ended February 28, 2011. There was no similar issuance in the prior comparable period.

3. STOCK SPLITS

On October 14, 2010, the Company affected a three hundred (300) to one (1) reverse stock split of its authorized and issued and outstanding common and preferred stock. As a result the weighted shares outstanding for the quarter ended February 28, 2010 have been restated.

On November 10, 2010, the Company increased its authorized capital of our common stock to 100,000,000 and preferred stock to 100,000,000.

4. CONTINGENCY

The Company does not carry insurance.

5. SHAREHOLDER LOANS

The shareholder loans are non-interest bearing demand loans.

-F4-

QUADRA PROJECTS INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011

6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced losses, has a working capital deficiency of $ 270,044, has an accumulated deficit of $ 6,784,492 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, are to raise necessary funds through shareholder loans.

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

Distribution Networks

We have appointed Ameco Industries Inc,(“Ameco”) and 7510446 Canada Inc. (“Canada Inc”) as exclusive distributors for the U.S., Canada, respectively. We have also appointed Quadra Marketing Corp. as world wide exclusive distributor with the exception of regions appointed.

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

Quadra Marketing Corp.

Energy Systems entered into an agreement dated the 30th day of April 2010 with Quadra Marketing Corp. (“Quadra Marketing”), a Belize corporation, wherein Quadra Marketing was appointed as exclusive worldwide importer and distributor (the “Quadra Marketing Agreement”), excepting for the countries of Canada, United States of America, which are excluded (the “Quadra Marketing Territories”), for Energy System’s QES Systems and related QES Systems Plants (“Systems and Plants”).

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

Amendment to Articles of Incorporation

The Amended Articles of Incorporation (the "Articles") previously authorized the issuance of 750,000,000 shares of common stock, $ 0.001 par value, and no shares of preferred stock. On July 22, 2009 our Board of Directors approved, subject to receiving the approval of a majority of the shareholders of our common stock, an amendment to our Articles to authorize the issuance of up to 750,000,000 shares of preferred stock. The shareholder approval was obtained and a Form 14C was filed with the Securities and Exchange Commission on August 14, 2009. The Board of Directors has designated 20,000,000 of those authorized preferred shares as “Series A” preferred stock and has assigned its’ rights and preferences. The general purpose and effect of the amendment to our corporation's Articles is to authorize the Preferred Shares, which will enhance our Corporation's ability to finance the development and operation of our business.

On November 10, 2010, the Company amended its Articles to increase its authorized capital of common stock to 100,000,000 and preferred stock to 100,000,000.

Our principal business office is located at 6130 Elton Avenue, Suite # 338, Las Vegas, Nevada, 89107. Our administrative office for North American investor relations and U.S. regulatory reporting is located at the office of our resident agent at 245 East Liberty Street, Suite # 200, Reno, Nevada, 89501.

Results of Operations

Three month periods ended February 28, 2011 and 2010.

Revenues

We did not generate any revenues for the three month periods ended February 28, 2011 and 2010.

Our expenses are expected to vary and we cannot determine trends in our expenditures given our lack of operating history. Our expenses for the three month periods ended February 28, 2011 and 2010 are as follows.

	2011	2010
Consulting fees	$ 180,000	$ 484,500
Professional fees	13,400	11,000
Testing expense	-	13,000
Investor relations	-	15,000
Office and miscellaneous	2,093	1,237
Total	$ 195,493	$ 524,737

Consulting Fees

For the three month period ended February 28, 2011, we incurred consulting fees totaling $ 180,000 of which relates to our agreement with Magnum for the period from December 1, 2010 through February 28, 2011 for accounting and corporate governance, assistance in compliance with international and domestic financing, domestic, international taxation, Federal and state securities laws, and secondary securities trading, assistance with business acquisitions and dispositions and matters of general and special law.

Professional Fees

We incurred a total of $ 13,400 in professional fees of which $ 7,400 relates to audit and review fees, $ 1,000 relates to bookkeeping fees and the remainder of $ 5,000 relates to legal fees. Our audit and legal fees are expected to vary.

Liquidity and Capital Resources

As of February 28, 2011, we had a working capital deficit of $ 270,044. Over the next 12 months, we will require approximately $ 1,542,000 to sustain our working capital. We may issue common stock to settle these liabilities. We cannot determine at this time if this method of payment will be accepted.

Repayment of shareholder loans	70,000
Settlement of accrued liabilities	22,000
Salaries and fees	250,000
Consulting fees	800,000
Marketing	400,000
Total	$ 1,542,000

Our cash consumed by operating activities for the three month period ended February 28, 2011 was $ 2,093.

A total of 12,000,000 shares of common stock were issued to settle $ 120,000 debt owed to consultants.

We obtained $ 180,000 in advances from our consultant for services. The advances are due on demand.

Our cash flows from financing activities were $ 2,074 for the three month period ended February 28, 2011 of which was provided by a consultant to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 1st fiscal quarter ended February 28, 2011, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings: None.

Item 1A. Risk Factors:

A description of the risks associated with our business, financial condition, and results of operations is set forth in our annual report on Form 10-K for the year ended November 30, 2010 filed simultaneously with this Quarterly Report on Form 10-Q.

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

B) Reports on Form 8-K

--        February 1, 2011 – Item 3.02 – Unregistered Sale of Equity Securities relating to 12,000,000 common shares issued to Magnum for settlement of debt.

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

QUADRA PROJECTS INC.
Date: April 12, 2011
/s/ Claude Diedrick
By:
Claude Diedrick
President, CEO, CAO, Treasurer and Director