Form 10-Q
period 2011-05-31
Quadra Projects Inc.
filed 2011-07-19
CIK 1423586

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                   to

Commission file number 000-53156

________________

QUADRA PROJECTS INC.

(Exact name of small business issuer as specified in its charter)

________________

NEVADA	45-0588917
(State or other jurisdiction of	(IRS employer
incorporation or organization)	Identification No.)

6130 Elton Avenue, Suite # 338, Las Vegas, NV, 89107

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes ☐ No ☒

As of May 31, 2011, 23,818,046 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐  No ☒

Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

	Consolidated Balance Sheets at November 30, 2010 (audited) and at May 31, 2011 (unaudited)	4

	Consolidated Statements of Operations (unaudited) for the three and six month periods ended May 31, 2011 and 2010 and the period June 7, 2007 (date of inception) to May 31, 2011 (unaudited)	5

	Consolidated Statements of Cash Flows (unaudited) for the six month periods ended May 31, 2011 and 2010 and the period June 7, 2007 (date of inception) to May 31, 2011 (unaudited)	6

	Consolidated Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	16

	Signatures	17

Item 1.   FINANCIAL STATEMENTS

QUADRA PROJECTS INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

QUADRA PROJECTS INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	May 31, 2011	November 30, 2010
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$ 2,029	$ 2,048

Total current assets	2,029	2,048

Total Assets	$ 2,029	$ 2,048

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Advances from consultants for expenses	$ 8,172	$ 3,452
Amounts due to consultants for services	353,000	101,000
Accrued expenses	32,112	22,212
Due to shareholder	69,936	69,936

Total current liabilities	463,220	196,600

Shareholders’ Deficit:
Common shares: authorized 100,000,000 shares of $0.001 par value; issued and outstanding, 23,818,046 and 11,818,046 shares, respectively	23,818	11,818
Preferred Class A shares – 100,000,000 shares of $ 0.001 par value; issued and outstanding, 710,889 shares	711	711
Capital in excess of par value	6,489,918	6,381,918
Deficit accumulated during development stage	(6,975,638)	(6,588,999)
Total Shareholders’ Deficit	(461,191)	(194,552)

Total Liabilities and Shareholders’ Deficit	$ 2,029	$ 2,048

These accompanying notes are an integral part of these financial statements.

-F1-

QUADRA PROJECTS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE

(Unaudited)

	Six Month Period Ended May 31,		Three Month Period Ended May 31,		June 7, 2007 (Date of Inception of Development Stage) to
	2011	2010	2011	2010	May 31, 2011

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
Administrative Expenses	386,639	967,650	191,146	442,913	6,975,638
Operating loss	(386,639)	(967,750)	(191,146)	(442,913)	(6,975,638)
Other income(expense): Sale of demonstration unit Cost of demonstration unit Total other income(expense)					60,000 (60,000) -
Net loss	(386,639)	(967,650)	$ (191,146)	$ (442,913)	$ (6,975,638)

Loss Per Share -
Basic and Diluted	$ -	$ -	$ -	$ -

Weighted average number of shares outstanding	19,927,936	140,281	23,818,046	151,314

Included within expenses are the following:

	Six month periods ended May 31,
	2011	2010

Consulting fees	$ 362,032	$ 917,000
Professional fees	21,900	20,630
Testing expense	-	13,000
Investor relations	-	15,000
Office and miscellaneous	2,707	2,020

Total	$ 386,639	$ 967,650

These accompanying notes are an integral part of these financial statements.

-F2-

QUADRA PROJECTS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Month Period Ended May 31, 2011	Six Month Period Ended May 31, 2010	June 7, 2007 (Date of Inception of Development Stage) To May 31, 2011

CASH FLOWS FROM OPERATIONS:
Net loss	$ (386,639)	$ (967,650)	$ (6,975,638)
Reconciliation of net loss to cash flows from operating activities:
Charges not requiring the outlay of cash:
Stock compensation expense	-	-	2,852,400
Shares issued for consulting services	-	530,000	1,037,143
Excess cost of stock to settle debt obligations	-	-	1,466,180
Changes in assets and liabilities:
Increase in accrued expenses	9,900	5,000	32,111
Increase in advances from consultant	372,000	372,000	1,288,857
Increase in advances from customer	-	13,000	-

Net Cash Consumed by Operating Activities	(4,739)	(47,650)	(298,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from consultant loans	4,720	47,527	246,040
Repayment of consultant loans	-	-	(25,000)
Proceeds from shareholder loans	-	-	69,936
Proceeds from issuance of common stock	-	-	10,000

Net Cash Provided by Financing Activities	4,720	47,527	300,976

Net increase (decrease) in cash	(19)	(123)	2,029

Cash balance, beginning of period	2,048	2,309	-

Cash balance, end of period	$ 2,029	$ 2,186	$ 2,029

These accompanying notes are an integral part of these financial statements.

-F3-

QUADRA PROJECTS INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

MAY 31, 2011

1.             BASIS OF PRESENTATION

The unaudited consolidated interim financial statements of Quadra Projects Inc. and its wholly owned subsidiary (the “Company”) as of May 31, 2011 and for the three and six month periods ended May 31, 2011 and 2010 and the period June 7, 2007 (date of inception) to May 31, 2011, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the six month period ended May 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2011.

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

3.             STOCK SPLITS

On October 14, 2010, the Company affected a three hundred (300) to one (1) reverse stock split of its authorized and issued and outstanding common and preferred stock.  As a result the weighted shares outstanding for the three and six month periods ended May 31, 2010 have been restated.

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

  -F4-

QUADRA PROJECTS INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

MAY 31, 2011

6.             GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has experienced losses, has a working capital deficiency of $ 461,191, has an accumulated deficit of $ 6,975,638 and does not presently have sufficient resources to accomplish its objectives during the next twelve months.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, are to raise necessary funds through shareholder loans.

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

Distribution Networks

We have appointed Ameco Industries Inc, (“Ameco”) and 7510446 Canada Inc. (“Canada Inc”) as exclusive distributors for the U.S., Canada, respectively.  We have also appointed Quadra Marketing Corp. as world wide exclusive distributor with the exception of regions appointed.

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

Ameco Industries Inc.

Energy Systems entered into an agreement dated the 30th day of April 2010 with Ameco Industries Ltd. (“Ameco”), a Nevada corporation, wherein Ameco was appointed as exclusive importer and distributor (the “Ameco Agreement”) for the United States of America and its territories (the “Ameco Territories”) for Energy System’s QES Systems and related QES Systems Plants (“Systems and Plants”). The term of the Ameco Agreement is for 30 years which term can be extended for additional 10 year terms unless written notice of termination is delivered by either party no less than 60 days prior to the expiration of the then current term.

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

Results of Operations

Six month period ended May 31, 2011 and 2010.

Revenues

We did not generate any revenues for the six month periods ended May 31, 2011 and 2010.

Our expenses are expected to vary and we cannot determine trends in our expenditures given our lack of operating history. Our expenses for the six month periods ended May 31, 2011 and 2010 are as follows.

	Six month periods ended May 31,
	2011	2010

Consulting fees	$ 362,032	$ 917,000
Professional fees	21,900	20,630
Testing expense	-	13,000
Investor relations	-	15,000
Office and miscellaneous	2,707	2,020

Total	$ 386,639	$ 967,650

Consulting Fees

For the six month period ended May 31, 2011, we incurred consulting fees totaling $ 362,032 of which relates to our agreement with Magnum for the period from December 1, 2010 through May 31, 2011 for accounting and corporate governance, assistance in compliance with international and domestic financing, domestic, international taxation, Federal and state securities laws, and secondary securities trading, assistance with business acquisitions and dispositions and matters of general and special law.

Professional Fees

We incurred a total of $ 21,900 in professional fees of which $ 9,900 relates to audit and review fees, $ 2,000 relates to bookkeeping fees and the remainder of $ 10,000 relates to legal fees.  Our audit and legal fees are expected to vary

Liquidity and Capital Resources

As of May 31, 2011, we had a working capital deficit of $ 461,191.  Over the next 12 months, we will require approximately $ 1,550,000 to sustain our working capital.  We may issue common stock to settle these liabilities.  We cannot determine at this time if this method of payment will be accepted.

Repayment of shareholder loans	70,000
Settlement of accrued liabilities	30,000
Salaries and fees	250,000
Consulting fees	800,000
Marketing	400,000
Total	$ 1,550,000

Our cash consumed by operating activities for the six month period ended May 31, 2011 was $ 4,739.

We obtained $ 372,000 in advances from our consultant for services.  The advances are due on demand.

Our cash flows from financing activities were $ 4,720 for the six month period ended May 31, 2011 of which was provided by a consultant to fund our working capital needs.  Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time.  We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs.  We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

(B)   Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 2nd fiscal quarter ended May 31, 2011, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

(1)       Incorporated by reference from Form S-1 filed with the SEC on March 18, 2008.

B)        Reports on Form 8-K

-               February 1, 2011 – Item 3.02 – Unregistered Sale of Equity Securities relating to 12,000,000 common shares issued to Magnum for settlement of debt.

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

QUADRA PROJECTS Inc.

Date:      July 13, 2011

                                                                                                                /s/ Claude Diedrick

By:

Claude Diedrick

President, CEO, CAO, Treasurer and Director