Form 10-Q
period 2011-08-31
Quadra Projects Inc.
filed 2011-11-01
CIK 1423586

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                   to

Commission file number 000-53156

QUADRA PROJECTS INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	45-0588917
(State or other jurisdiction of	(IRS employer
incorporation or organization)	Identification No.)

Suite 325 – 7582 Las Vegas Blvd South
Las Vegas, Nevada 89123
(Address of principal executive offices)

1-702-560-4373
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

As of August 31, 2011, 23,818,046 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐  No ☒

Item 1.   FINANCIAL STATEMENTS

QUADRA PROJECTS INC.

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

QUADRA PROJECTS INC.
CONSOLIDATED BALANCE SHEETS

	August 31, 2011	November 30, 2010
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$2,029	$2,048

Total current assets	2,029	2,048

Total Assets	$2,029	$2,048

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Advances from consultants	$13,028	$3,452
Amounts due to consultants for services	548,000	101,000
Accrued expenses	15,815	22,212
Due to shareholder	69,936	69,936

Total current liabilities	646,779	196,600

Shareholders’ Deficit:
Preferred Class A shares – 100,000,000 shares of $ 0.001 par value; issued and outstanding, 710,890 shares	711	711
Common shares: authorized 100,000,000 shares of $0.001 par value; issued and outstanding, 23,818,046 and 11,818,046 shares, respectively	23,818	11,818

Capital in excess of par value	6,489,918	6,381,918
Accumulated deficit	(7,159,197)	(6,588,999)
Total shareholders’ deficit	(644,750)	(194,552)

Total Liabilities and Shareholders’ Deficit	$2,029	$2,048

These accompanying notes are an integral part of these financial statements.

QUADRA PROJECTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Nine Month Period Ended August 31,		Three Month Period Ended August 31,
	2011	2010	2011	2010

Revenue	$-	$-	$-	$-

Expenses:
Administrative Expenses	570,198	1,188,741	193,156	221,091
Operating loss	(570,198)	(1,188,741)	(193,156)	(221,091)

Net loss	$(570,198)	$(1,188,741)	$(193,156)	$(221,091)

Loss Per Share -
Basic and Diluted	$(.03)	$(7.89)	$(.01)	$(1.46)

Weighted average number
of shares outstanding	21,224,639	150,653	23,818,046	151,314

       Administrative expenses include the following:

	Nine month periods ended August 31,
	2011	2010

Consulting fees	$540,000	$1,109,000
Professional fees	27,815	46,539
Testing expense	-	16,000
Investor relations	-	15,000
Office and miscellaneous	2,383	2,202

Total expenses	$570,198	$1,188,741

These accompanying notes are an integral part of these financial statements.

QUADRA PROJECTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Month Periods Ended August 31,
	2011	2010

CASH FLOWS FROM OPERATIONS:
Net loss	$(570,198)	$(1,188,741)
Reconciliation of net loss to cash net consumed by operating activities:
Charges not requiring the outlay of cash:
Shares issued for consulting services	-	530,000
Value of services provided by consultant	567,000	558,000
Changes in assets and liabilities:
(Decrease) increase in accrued expenses	(6,397)	17,012
Increase in advances from customer	-	13,000

Net Cash Consumed by Operating Activities	(9,595)	(70,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from consultant advances	9,576	70,550

Net Cash Provided by Financing Activities	9,576	70,550

Net decrease in cash	(19)	(179)

Cash balance, beginning of period	2,048	2,309

Cash balance, end of period	$2,029	$2,130

These accompanying notes are an integral part of these financial statements.

QUADRA PROJECTS INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011

1.           BASIS OF PRESENTATION

The unaudited consolidated interim financial statements of Quadra Projects Inc. and its wholly owned subsidiary (the “Company”) as of August 31, 2011 and for the three and nine month periods ended August 31, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the nine month period ended August 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2011.

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

2.           SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. In addition, there were no non-cash investing activities during either of the periods presented.

A total of 12,000,000 shares of common stock were issued to settle $ 120,000 of debt owed to consultants for services during the quarter ended February 28, 2011. There was no similar issuance in the prior comparable period.

3.           STOCK SPLITS

On October 14, 2010, the Company affected a three hundred (300) to one (1) reverse stock split of its authorized and issued and outstanding common and preferred stock.  As a result the weighted shares outstanding for the three and nine month periods ended August 31, 2010 have been restated.

On November 10, 2010, the Company increased its authorized capital of our common stock to 100,000,000 shares, and its preferred stock to 100,000,000 shares.

4.           CONTINGENCY

The Company does not carry insurance.

5.           SHAREHOLDER LOANS

The shareholder loans are non-interest bearing demand loans.

QUADRA PROJECTS INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011

6.           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has experienced continuing losses, has a working capital deficiency of $ 644,750, has an accumulated deficit of $ 7,159,197 and does not presently have sufficient resources to accomplish its objectives during the next twelve months.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, are to raise necessary funds through shareholder loans.

7..          SUBSEQUENT EVENTS

On September 7, 2011, 90.5% of Company common stock and 100% of Company preferred stock was acquired by Great On Technologies Holdings, Ltd, thereby affecting a change in control of the Company.  Simultaneously, the existing officers and directors resigned Tesheb Casimir was appointed a director,  chairman of the Board of Directors and chief financial officer, and Wang Zheng was appointed a director, chief executive officer and secretary.

With the change in control, the focus of business operations has changed.  The Company will now make its principal business the identification of private operating companies that can be merged with the Company.  Thus, the Company no longer is in the development stage and no longer is reporting as a Development Stage Company.

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

History

The Company was previously a distributor of an electronic non invasive acupuncture pen (the “Pen”) as an alternative to traditional needles used during acupuncture treatments.  The Company previously had a distribution agreement which entitled the Company to market and sell the Pen on an exclusive basis throughout Asia (with the exception of China), Middle East and the Caribbean.  The Company obtained its distribution rights through a company based in Taiwan.    The Company entered into this distribution agreement on November 30, 2007 for a period of 10 years. Operations were based in Taiwan, commencing June 2007.  The Company did not generate revenues from appointed sub distributions and required minimum quotas were not fulfilled.  Upon further market research, it was determined that pursuing the marketing and sale of this product was not as profitable as previously projected. Therefore, all efforts relating to the distribution and marketing of the Pen were ceased.

Effective April 30, 2009, the Company completed its acquisition of  Quadra Energy Systems Inc. , which acquired technology consisting of equipment and software for pyrolysis systems, specifically a non polluting energy conversion and waste disposal system designed to convert organic waste to fuel and valuable by-products such as activated carbon, fertilizer, producing no air pollution or ash.  This business did not proceed.

On September 7, 2011, a change in control of the Company occurred. Great On Technologies Holdings LTD purchased 21,447,700 (90.05%) of the common stock of Quadra Projects Inc.  (“QPRJ”). Great On Technologies Limited additionally purchased 710,890 shares (100%) of the Series A Preferred Stock on September 7, 2011, from Quadra Projects, Inc.   The 21,447,700 shares of Common Stock owned by Great On Technologies Holdings LTD (“Great On”) represents 90.05% of the 23,818,046 common shares issued and outstanding.  Currently there are 100,000,000 common shares authorized.  The 750,000 Series “A” Preferred Stock owned by Great On represents 100% of the 750,000 Series “A” Preferred shares issued and outstanding. Currently there are 100,000,000 Series “A” Preferred shares authorized.

Following this change in control, the Company still is a shell company, meaning it has minimal assets, and minimal if any business operations.

The Company’s principal business now is to locate private operating companies that may wish to merge with the Company.  Meanwhile, the Company will be relying on continued cash advances from Mr. Tesheb Casimir to pay general and administrative costs and the substantial fees and expenses of our being a public company.  These advances will be booked as debt owed to Mr. Tesheb Casimir, however, the Company may issue stock in payment of the advances.

The criteria for suitable companies are not limited to any kind of business, results of operations to date, or prospective operations.  While we expect most candidates to be based in either Hong Kong or the People’s Republic of China (the “ PRC ”), we are not limited to those areas.

We anticipate engaging third party consultants to assist in the location of possible merger candidates.  These consultants will not be affiliated or associated with any of our stockholders, officers, or directors, or any affiliate of associate of any such stockholders, officers, or directors.  No consultant will be paid “transaction-based compensation” for their services – meaning that we will not pay any compensation at closing based on the size of the acquisition or the success of the merged company as measured by stock market price or financial performance after the acquisition.  Our consultants will not be involved in the negotiation of terms for a merger or the preparation of merger documents, will not recommend a merger to a merger candidate, or be involved in the collection, transmittal, or other handling of stock or cash in connection with the merger.

We expect that the terms of a merger will depend on negotiations with the merger candidate, which in turn will be a function of the candidate’s past, current and prospective business operations, financial metrics (net assets, revenues, operating and other costs, and other factors).  In general, the stronger the candidate’s business and financial metrics, the greater the percentage of the merged company which the merged company’s stockholders will own.  The range of our stockholders’ retained equity in the merged company is expected to be from 1% to 30%.

In the normative case, the merger would be structured as an all stock-for-stock exchange, of new Rule 144 restricted stock (most likely common stock only), to minimize if not avoid completely U.S. and foreign income taxation of the transaction.  However, it is possible that some cash could be paid to our stockholders in connection with a mostly stock-for-stock transaction.

We have two directors, Mr. Wang Zhen and Mr. Tesheb Casimir .  Our Directors have extensive business experience covering many years, but they have no experience in the “shell company merger and acquisition” sector.  Although our Directors will take into consideration all the advice provided by third-party consultants, they will make the ultimate decision as to proceed with merging our company with an operating company.

Under Nevada law and the Company’s articles of incorporation, a reverse merger with an operating company will require the approval of the holders of a majority of our outstanding common stock, and by the holders of any other class of stock (for example, preferred stock), that may be adversely impacted by a reverse merger).  Great On presently owns a majority of the outstanding common stock.  Accordingly, any reverse merger will require only its approval.  Although all other shareholders will be entitled to notice of the decision to approve the merger (which the Company would give by distribution of an Information Statement), they will not be entitled to vote for or against the merger.  However, the other such stockholders will be entitled to payment of the fair value of their stock immediately preceding the merger, often referred to as “Dissenters’ Rights,” provided each dissenter follows the procedures to perfect his or her right to payment, as mandated by Nevada law.  Appropriate instructions for these procedures will be provided to all of our stockholders, in sufficient time for them to qualify for payment of fair value.

Stock market reception to a reverse merger, particularly for small companies like our company, always is uncertain.  There is no assurance that a merger with even a quite large operating and successful business, will result in stock price appreciation.

 Results of Operations

Nine month period ended August 31, 2011 and 2010.

Revenues

We did not generate any revenues for the nine month periods ended August 31, 2011 and 2010.

Our expenses are expected to vary and we cannot determine trends in our expenditures given our lack of operating history. Our expenses for the nine month periods ended August 31, 2011 and 2010 are as follows.

	Nine month periods ended August 31,
	2011	2010

Consulting fees	$540,000	$1,109,000
Professional fees	27,815	46,539
Testing expense	-	16,000
Investor relations	-	15,000
Office and miscellaneous	2,383	2,202

Total	$570,198	$1,188,741

Consulting Fees

For the nine month period ended August 31, 2011, we incurred consulting fees totaling $540,000 of which relates to our agreement with Magnum for the period from December 1, 2010 through August 31, 2011 for accounting and corporate governance, assistance in compliance with international and domestic financing, domestic, international taxation, Federal and state securities laws, and secondary securities trading, assistance with business acquisitions and dispositions and matters of general and special law.  In the 2010 period, we incurred the same fee for corporate governance, and an additional $512,000 for consultant work on the QES system.

Professional Fees

We incurred a total of $27,815 in professional fees of which $12,315 relates to audit and review fees, and the remainder of $15,500 relates to legal fees.  Our audit and legal fees are expected to vary.

Liquidity and Capital Resources

As of August 31, 2011, we had a working capital deficit of $ 644,750.  Over the next 12 months, we will require approximately $ _________ to sustain our working capital.  We may issue common stock to settle these liabilities.  We cannot determine at this time if this method of payment will be accepted.  Alternatively, we may seek loans from our Directors.

Our cash consumed by operating activities for the nine month period ended August 31, 2011 was $9,595.

Our cash flows from financing activities were $9,576 for the nine month period ended August 31, 2011.    Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder or Director loans although we have no formal commitments from any shareholders at this time.  We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs.  We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash.  The Company does not believe that it is significantly exposed to interest rate risk, foreign currency exchange rate risk, commodity price risk, or equity price risk.

Item 4.   CONTROLS AND PROCEDURES

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

(B)   Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 3rd fiscal quarter ended August 31, 2011, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1.                    Legal Proceedings: None.

Item 1A.                 Risk Factors:

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3.                    Defaults Upon Senior Securities: None.

Item 5.                    Other Information: None.

Item 6.
Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation dated June 8, 2007(1)

3.2	Articles of Incorporation dated June 8, 2007(1)

3.3	Bylaws, effective June 7, 2008(1)

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	CEO Section 906 Certification

32.2	CFO Section 906 Certification

(1)	Incorporated by reference from Form S-1 filed with the SEC on March 18, 2008.

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

QUADRA PROJECTS INC.
Date: October ___, 2011
/s/ Wang Zheng
By:

Wang Zheng
Principal Executive Officer

/s/ Tesheb Casimir
By:

Tesheb Casimir
Principal Financial Officer and Principal Accounting Officer