Form 10-Q/A
period 2011-08-31
Quadra Projects Inc.
filed 2011-11-16
CIK 1423586

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Liquidity and Capital Resources

As of August 31, 2011, we had a working capital deficit of $ 644,750.  Over the next 12 months, we will require approximately $20,000 to sustain our working capital.  We may issue common stock to settle these liabilities.  We cannot determine at this time if this method of payment will be accepted.  Alternatively, we may seek loans from our Directors.

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
Date: November 15, 2011
/s/ Wang Zheng
By:

Wang Zheng
Principal Executive Officer

/s/ Tesheb Casimir
By:

Tesheb Casimir
Principal Financial Officer and Principal Accounting Officer