Form 10-Q/A
period 2011-08-31
UNWALL INTERNATIONAL INC
filed 2012-02-07
CIK 1423586

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                   to

Commission file number 000-53156

UNWALL INTERNATIONAL INC.
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

EXPLANATORY NOTE

The purpose of this  Amendment No. 2 to the Company's  Quarterly  Report on Form 10-Q for the quarterly period ended July 31, 2011, filed with the Securities and Exchange  Commission on September 14, 2011 (the "Form 10-Q"),  is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial  statements and related  notes  from  the  Form  10-Q  formatted  in XBRL  (eXtensible  Business
Reporting Language).

No other  changes have been made to the Form 10-Q.  This  Amendment No. 2 to the Form 10-Q  continues to speak as of the  original  filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures  made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the  Interactive  Data Files on Exhibit 101  hereto  are  deemed  not  filed  or part  of a  registration  statement  or prospectus  for purposes of Sections 11 or 12 of the  Securities Act of 1933, as amended,  are deemed not filed for purposes of Section 18 of the  Securities Act of 1934,  as amended,  and  otherwise  are not subject to liability  under those sections.

Item 6.
Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation dated June 8, 2007(1)

3.2	Articles of Incorporation dated June 8, 2007(1)

3.3	Bylaws, effective June 7, 2008(1)

31.1	CEO Section 302 Certification (1)

31.2	CFO Section 302 Certification (1)

32.1	CEO Section 906 Certification (1)

32.2	CFO Section 906 Certification (1)

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

(1)	Previously filed

2

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

QUADRA PROJECTS INC.
Date: February 7, 2012

	By:	/s/ Wang Zheng
Wang Zheng
Principal Executive Officer

By:	/s/ Tesheb Casimir
Tesheb Casimir
Principal Financial Officer and Principal Accounting Officer

 3