Form 10-K
period 2011-11-30
UNWALL INTERNATIONAL INC
filed 2012-03-14
CIK 1423586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2010
☐  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission file number: 000-53156

UNWALL INTERNATIONAL INC.
(Name of issuer in its charter)

Nevada	45-0588917
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 325 – 7582 Las Vegas Blvd South, Las Vegas, NV89123	89107
(Address of principal executive offices)	(Zip Code)

Issuer's telephone Number	1-702-560-4373

Securities registered under Section 12(b) of the Exchange Act: None Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value Common
(Title of class)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒Yes  ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter. The aggregate market value held by non-affiliates as at February 28, 2012 was approximately $7,111,038.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 23,818,046 shares of common stock outstanding as of February 24, 2012.

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

ITEM 1. BUSINESS

History

Our company was incorporated in the State of Nevada on June 7, 2007. From incorporation until 2009 we were a distributor of an electronic non-invasive acupuncture pen as an alternative to traditional needles used during acupuncture treatments. We did not generate revenues from sale of the acupuncture pen and, upon further market research, it was determined that pursuing the marketing and sale of this product was not as profitable as previously projected. Therefore, all efforts relating to the distribution and marketing of the acupuncture pen ceased.  In 2009, the Company entered the business of marketing certain energy conversion and waste disposal pyrolysis technology and systems.  This business was discontinued by March 2011.

Current Business

The Company became a “shell company” as defined in the SEC’s Rule 12b-2, as of March 31, 2011, meaning it has minimal assets, and minimal if any business operations.

The Company’s principal business now is to locate private operating companies that may wish to merge with the Company in a reverse merger transaction. Meanwhile, the Company will be relying on continued cash advances from its shareholders, officers and directors to pay general and administrative costs and the substantial fees and expenses of the Company being a public company.  These advances will be booked as debt owed to the officers and directors.  However, the Company may issue stock in payment of the advances.

The criteria for suitable companies are not limited to any kind of business, results of operations to date, or prospective operations.  While we expect most candidates to be based in either Hong Kong or the People’s Republic of China (the “ PRC ”), we are not limited to those areas.

We anticipate engaging third party consultants to assist in the location of possible merger candidates.  These consultants will not be affiliated or associated with any Company stockholder, officer, or director, or any affiliate of associate of any such stockholder, officer, or director.  No consultant will be paid “transaction-based compensation” for their services – meaning that we will not pay any compensation at closing based on the size of the acquisition or the success of the merged company as measured by stock market price or financial performance after the acquisition.  Our consultants will not be involved in the negotiation of terms for a merger or the preparation of merger documents, will not recommend a merger to a merger candidate, or be involved in the collection, transmittal, or other handling of stock or cash in connection with the merger.

We expect that the terms of a merger will depend on negotiations with the merger candidate, which in turn will be a function of the candidate’s past, current and prospective business operations, financial metrics (net assets, revenues, operating and other costs, and other factors).  In general, the stronger the candidate’s business and financial metrics, the greater the percentage of the merged company which the merged company’s stockholders will own.  The range of the Company’s present stockholders’ retained equity in the merged company is expected to be from 1% to 30%.

In the normative case, the merger would be structured as an all stock-for-stock exchange, of new Rule 144 restricted stock (most likely common stock only), to minimize if not avoid completely U.S. and foreign income taxation of the transaction.  However, it is possible that some cash could be paid to the Company’s present stockholders in connection with a mostly stock-for-stock transaction.

The Company has only two directors, Wang Zheng and Tesheb Casimir.  While both directors have extensive business experience covering many years, neither has experience in the “shell company merger and acquisition” sector.  Although they will take into consideration all the advice provided by third-party consultants, our Board of Directors will make the ultimate decision as to proceed with merging the Company with an operating company.

Under Nevada law and the Company’s articles of incorporation, a reverse merger with an operating company will require the approval of the holders of a majority of the Company’s outstanding common stock, and by the holders of any other class of stock (for example, preferred stock), that may be adversely impacted by a reverse merger).  Great On Technologies Holdings (“Great On”) presently owns a majority of the outstanding common stock.  Accordingly, any reverse merger will require only its approval.  Although all other shareholders will be entitled to notice of the decision to approve the merger (which the Company would give by distribution of an Information Statement), they will not be entitled to vote for or against the merger.  However, the other such stockholders will be entitled to payment of the fair value of their stock immediately preceding the merger, often referred to as “Dissenters’ Rights,” provided each dissenter follows the procedures to perfect his or her right to payment, as mandated by Nevada law.  Appropriate instructions for these procedures will be provided to all stockholders of the Company, in sufficient time for them to qualify for payment of fair value.

Stock market reception to a reverse merger, particularly for small companies like the Company, always is uncertain.  There is no assurance that a merger of the Company with even a quite large operating and successful business, will result in stock price appreciation.

We have not been involved in any bankruptcy, receivership or similar proceeding.

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

***You should read the following risk factors carefully before purchasing our common stock. ***

The Company likely will require continuing financial support from its officers, directors or principal stockholder to sustain operations, but such support is not assured

The Company’s principal business now is to locate private operating companies that may wish to merge with the Company in a reverse merger transaction.  Meanwhile the Company will be relying on continued cash advances from its officers, directors or principal stockholder to pay general and administrative costs and the substantial fees and expenses of the Company being a public company.  These advances will  be booked as debt owed to the officers, directors or principal stockholder, and the Company may issue stock in payment of the advances.

Although making such advances would be in the interest of our officers, directors and principal stockholder, they are not required to do so and have not funded a credit line or other facility to ensure the Company’s access to capital as needed.

 The Company will rely on its two directors to manage the Company, and Their Decisions May Present Potential Conflicts of Interest.

Wang Zheng and Tesheb Casimir are our only officers and directors.  All stockholders will have to rely solely on their judgment as to how best manage the Company and decide which merger candidates should be considered and, if appropriate, merge into the Company.

 Our Common Stock represents an illiquid investment, and there are risks associated with investing in companies trading on the over-the-counter bulletin board.

Although the Company is approved for trading on the Over-The-Counter Bulletin Board, for over 12 months trading has been sporadic and low volume.  We cannot be certain that a sufficiently active market will develop to allow you to sell your shares. Accordingly, a purchase of the shares must be considered a long term investment and only for investors who can tolerate the loss of their entire investment.  In addition to the risks of investing in our stock, there are separate risks associated with investing in and trading the stock of companies listed on the OTC BB, including:

•
Absence of listing standards.  Companies listed on NASDAQ or national stock exchanges have to maintain strict standards of corporate governance (a majority of independent directors, and audit, compensation, and nominating committees comprised of independent directors), a minimum stock price, and various matters which have to be approved by shareholders.  OTC BB traded companies are not subject to such standards.

•	Inefficient trading and lower liquidity. Stockholders of OTC BB companies frequently have difficulty in getting buy/sell orders filled promptly, and/or at expected prices.

•
Lower trading volume.  Though some OTC BB companies experience occasional periods of heavy trading, many OTC BB companies have lower trading volume, which contributes to the illiquidity of investing in such companies.

The OTC Bulletin Board is separate and distinct from the NASDAQ stock market. NASDAQ has no business relationship with issuers of securities quoted on the OTC Bulletin Board. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Bulletin Board.

Although the NASDAQ stock market has rigorous listing standards to ensure the high quality of its issuers, and can delist issuers for not meeting those standards, the OTC Bulletin Board has no listing standards. Rather, it is the market maker who chooses to quote a security on the system, files the application, and is obligated to comply with keeping information about the issuer in its files. FINRA cannot deny an application by a market maker to quote the stock of a company. The only requirement for inclusion in the OTC Bulletin Board is that the issuer be current in its SEC reporting requirements, and that the issuer obligate itself to file periodic reports and otherwise comply with those provisions of the 1934 Act applicable to it. Investors may have greater difficulty in getting orders filled because our stock trades on the OTC Bulletin Board rather than on NASDAQ. Investors’ orders may be filled at a price much different than expected when an order is placed. Trading activity in general is not conducted as efficiently and effectively as with NASDAQ-listed securities. Investors must contact a broker-dealer to trade OTC Bulletin Board securities. Investors do not have direct access to the bulletin board service. For bulletin board securities, there only has to be one market maker.

OTC Bulletin Board transactions are conducted almost entirely manually. Because there are no automated systems for negotiating trades on the Bulletin Board, they are conducted by telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders for an order to buy or sell a specific number of shares at the current market price, the price of a stock may go up or down significantly during the lapse of time between placing a market order and getting execution.

Because OTC Bulletin Board stocks are usually not followed by analysts, there may be lower trading volume than for NASDAQ-listed securities.  See also “Risk Factors Associated with Investing in Reverse Merger Companies.”

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase our common stock

It is extremely unlikely that the Company will have positive earnings in the future.  And it is unlikely that a reverse merger with an operating company will result in earnings sufficient to pay dividends.  It is much more likely that such future earnings would be retained to finance the business.  In any event, payment of any future dividends will be at the sole discretion of the future Board of Directors (following a reverse merger), taking into account the merged companies’ revenues, financial condition, operating results, cash needs, growth plans and other factors. Accordingly, investors that are seeking cash dividends should not purchase our Common Stock.

Because we will be subject to the “Penny Stock” rules once our shares are quoted on the Over-the-Counter Bulletin Board, the level of trading activity in our stock may be reduced

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Some of the Risks Associated with Investing in Reverse Merger Companies

 Exercise Caution When Considering to Invest in Reverse Merger Companies

As with any investment, investors should proceed with caution when considering whether to invest in reverse merger companies.  Many companies either fail or struggle to remain viable following a reverse merger.  Also, as with other kinds of investments, there have been instances of fraud and other abuses involving reverse merger companies.  In light of these considerations, individual investors should take into account their own financial situation, consult their financial adviser, and perform thorough research concerning these types of companies.

Some, but not all, of the considerations to be made are

•
Reverse merger companies often are not able to attract the attention of major brokerage firms.  Securities analysts of major brokerage firms may not provide coverage of a reverse merger company, since there is little incentive to the firms to recommend the purchase of the Common Stock.  And, there is no assurance that such brokerage firms would want to conduct any securities offerings on behalf of the company in the future to raise needed capital.

•
A reverse merger often involves the merger of a foreign company into a domestic shell company (like the Company, a Nevada corporation), where new management has no experience in managing and operating a public company.  Any failure to comply or adequately comply with US Federal securities laws, rules or regulations could subject the merged company to fines or regulatory actions, which could materially adversely affect the business, results of operations, and financial condition.

•
The merged company will incur significant ongoing costs to ensure compliance with US corporate governance and financial accounting requirements, and internal controls over financial reporting.  Failure to meet the filing and internal control reporting retirements imposed by the SEC may result in a drop in investor confidence, and thus result in a decline in the price of the stock and an inability to obtain future financing on favorable terms.

Competition in the Reverse Merger Sector

There are numerous shell companies seeking good reverse merger operating company candidates, including “special purpose acquisition companies” (often referred to as “SPACs”).  The resulting competition limits the number of viable opportunities for shell companies, like QPRJ, that have little if any cash to contribute immediately to the merged company after the transaction is completed.  SPACs, on the other hand, may have from several million to many millions of dollars on hand to devote to the merged enterprise, which is a strong competitive advantage in shopping for merger candidates.

Risks Related to Doing Business in China

Certain important certificates, permits, and licenses are subject to PRC governmental control and renewal, and the failure to obtain renewal would adversely impact our business.

It is likely that we will be looking for reverse merger candidate companies in the PRC.  However, doing business in the PRC is subject to compliance with numerous permits and licenses.  Licenses and permits must be complied with and renewed periodically.  During the application or renewal process, businesses will be evaluated and re-evaluated by the appropriate governmental authorities and must comply with the prevailing standards and regulations, which may change from time to time. In the event that the company with which were merger is not able to obtain or renew the certificates, permits and licenses, all or part of the combined companies’ PRC operations may be suspended by the government, which would have a material adverse effect on our business and financial condition. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of the operations, it may adversely affect our results of operations and profitability.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

The combined companies’ operations generally will be subject to laws and regulations applicable to foreign invested enterprises in China. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to intellectual property rights and various forms of foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

If we merge with a PRC company, all of our assets will be located outside the United States, and it will be extremely difficult to acquire jurisdiction and enforce liabilities against the Company and our officers, directors and assets based in China.

Although the Company is a Nevada corporation, our officers and directors reside outside of the United States and all our assets are located outside the United States. It is likely that this will not change if we merge with a PRC operating company.  As a result, it may be difficult or impossible to effect service of process within the United States upon the directors or officers, or enforce against any of them court judgments obtained in United States’ courts, including judgments relating to United States federal securities laws.  In addition, there is uncertainty as to whether the courts of the PRC or Hong Kong would recognize or enforce judgments of United States’ courts obtained against us predicated upon the civil liability provisions of the securities laws of the United States, or have jurisdiction to hear original actions brought in the United States predicated upon the securities laws of the United States. Furthermore, it would be extremely difficult to access those assets to satisfy an award entered against us in United States courts.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Principal Business Office

Our principal business office is a shared office services facility located at 7582 Las Vegas, Nevada 89123. Our resident agent office is located at Suite 255, 6623 Las Vegas Blvd South, Las Vegas, Nevada 89119.

The Company currently does not have any formal rent agreements on its office premises located in Nevada.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Market Information

We have been listed on the OTC Bulletin Board under the symbol “QPRJ” since April 23, 2009.  Following our corporate name change to “Unwall International Inc.”, we intend to apply to the Financial Industry Regulatory Authority (“FINRA”) for a change of symbol, but this request has not yet been acted upon by FINRA.  The following table sets forth the high and low bid price per share of our common stock for the periods presented.

Quarter Ended	High	Low

February 28, 2011	$1.01	$0.14
May 31, 2011	$1.01	$0.51
August 31, 2011	$1.15	$0.85
November 30, 2011	$2.20	$0.75

Stockholders of Our Common Shares

As of November 30, 2011, we had 23,818,046 shares of our common stock outstanding and 750,000 shares of our Series A Preferred Stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We issued the following common shares in settlement of our debts to a former consultant and designated parties for services rendered and payments made on our behalf and on behalf of a formerly affiliated company. The quantity of common shares issued was determined based on the closing price of our shares on the dates mentioned below. The shares issued have been adjusted for the 300 to 1 reverse stock split effective October 14, 2010.

Date of Issuance	Debt incurred to:	Amount	Common Shares Issued	Preferred Shares Issued

2009
November 5, 2009	September 1, 2009	$249,000	2,964	-
November 23, 2009	October 31, 2009	152,143	2,048	1,334
December 4, 2009	November 30, 2010	265,000	8,833	-

2010
November 17, 2010	October 31, 2010	763,740	11,666,666	708,222

2011
January 28, 2011	December 31, 2011	120,000	12,000,000

Total		$1,549,883	27,820,226	709,556

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

Securities Authorized For Issuance Under Equity Compensation Plans

Except as disclosed below, we do not have an equity compensation plan in favor of any director, officer, consultant or employee of our company.

Stock Option Plan

On September 23, 2009, our Board of Directors adopted a stock option plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan provides for the issuance of up to 13,334 shares to assist us in retaining those officers, employees, consultants or directors whose services would contribute to our success. As of November 30, 2011 there were no options granted.

Reurchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2011.

ITEM 6. SELECTED FINANCIAL DATA

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

We have determined that none of the estimates meet those criteria of a significant estimate.

Cash Requirements

Over the next twelve months we intend to use any funds that we may have available to fund our operations.

Not accounting for our working capital deficiency of $(17,626) as of November 30, 2011, we require additional funds of approximately $25,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended November 30, 2011. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. As we had cash in the amount of $-0- and a working capital deficiency in the amount of $(17,626) as of November 30, 2011, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2012.

Research and Development

We do not intend to allocate any funds to research and development over the twelve months ending November 30, 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

From November 30, 2007 until April 2009, our operations were that of distribution of alternative health products. Upon further market research, it was determined that pursuing the marketing and sale of such product was not as profitable as previously projected. Therefore, all efforts relating to the distribution and marketing were ceased. In April 2009, we commenced operations relating to the distribution of the certain systems which were intended to convert a variety of waste materials to marketable by-products. This business was discontinued by March 31, 2011, at which point we became a shell company.  operating history.

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances from November 30, 2011 to November 30, 2010.

	Year Ended
	November 30
	2011	2010
Selling and Administrative Expenses	$515,451	$1,442,004
Net Loss from Operations	$(515,451)	$(1,442,004)
Other income - sale of demonstration unit	$0	$60,000
Other income -settlement With Quadra Technology	476,376	0
Other expense - cost of demonstration unit	$0	$60,000

Other income

During the year ended November 30, 2010, we sold a demonstration unit at cost for $ 60,000.  No such sales were made in the year ended November 30, 2011.

During the year ended November 30, 2011 we entered into a settlement with Magnum Group International in which $476,376 of debt was cancelled in exchange for the transfer of all of our stock ownership in Quadra Energy Systems, Inc.

Expenses

Our expenses for the fiscal year ended November 30, 2011 and 2010 are as follows:

	November 30
	2011	2010
Consultation Fees	$361,650	$1,304,900
Professional Fees	54,018	91,295
Excess cost of stock issued to settle debt obligation	96,000	26,180
Investor Relations Expense	-	15,000
Other	3,783	4,629
	$515,451	$1,442,004

For the year ended November 30, 2011, our total operating expenses were $515,451 as compared to $ 1,442,004 for the year ended November 30, 2010. The decrease in operating expenses is primarily due to decreased business activity.

Professional Fees

We incurred a total of $ 54,018 in professional fees including audit and review fees,  bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

Liquidity and Capital Resource

Working Capital

	At	At
	November 30,	November 30,
	2011	2010

Current Assets	$0	$2,048
Current Liabilities	$17,626	$196,600
Working Capital	$(17,626)	$(194,552)

Cash Flows

	At	At
	November 30,	November 30,
	2011	2010

Net Cash Consumed by Operating Activities	$(28,250)	$(89,437)
Net Cash Provided (Consumed) by Investing Activities	$ Nil	$ Nil
Net Cash Provided by Financing Activities	$26,202	$89,176
Net Cash Consumed	$(2,048)	$(261)

Working Capital Needs:

As of November 30, 2011, we had a negative working capital of $ (17,626). Over the next 12 months, we will require approximately $25,000 to sustain our working capital needs as follows:

Professional fees	$20,000
Other	5,000

Total	$25,000

Sources of Capital:

We expect to obtain financing through shareholder loans. Shareholder loans will be without stated terms of repayment or interest. We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

Cash Flows

Operating Activities:

Net cash consumed by operating activities was $ 28,250 in 2011 and $89,437 in 2010.

Year ended November 30, 2011

Our cash needs were greatly diminished during the year ended November 30, 2011 due to our lessened business activity.  The net cash consumed by operating activities of ($28,250) was more or less at the level that management expects is necessary to maintain us as a public company.

Year ended November 30, 2010

 The value of the shares issued for the initial period of two consulting contracts with Paradigm and Alpha and the value of the 31,817 post split shares issued for the renewal of these contracts through May 31, 2010 resulted in $ 530,000 expense for shares issued for services.

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

The decrease in deferred assets of $ 47,000 relates to costs associated with sale recognized in year ended November 30, 2010. We restated the financial statements for the year ended November 30, 2009 in order to properly reflect certain costs associated with this sale.

Investing and Financing Activities:

For the fiscal years ended 2011 and 2010, we had no investing activities.

Our cash flows from financing activities were $26,202 which was provided by shareholder loans  to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

November 30, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Unwall International Inc. (Formerly Quadra Projects, Inc.)

We have audited the accompanying consolidated balance sheets of Unwall International Inc (Formerly Quadra Projects, Inc.) as of November 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for years ended November 30, 2011 and 2010.  These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Unwall International Inc (Formerly Quadra Projects, Inc.) as of November 30, 2011 and November 30, 2010, and the results of its operations and cash flows for the years ended November 30, 2011 and November 30, 2010 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, at November 30, 2011, the Company had an accumulated deficit of $ 6,628,074 and has a history of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/s/ Jeffrey & Company, Certified Public Accountants

March  14, 2012

Wayne, New Jersey

UNWALL INTERNATIONAL INC. (Formerly Quadra Projects, Inc.)

CONSOLIDATED BALANCE SHEETS NOVEMBER 30, 2011 AND 2010

	2011	2010
ASSETS

Current Assets:
Cash	$-	$2,048
Total current assets	-	2,048

Total Assets	$-	$2,048

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Advances from affiliate	$-	$3,452
Amount due to affiliate for services	-	101,000
Due to shareholder	16,626	69,936
Accrued expenses	1,000	22,212

Total current liabilities	17,626	196,600

Shareholders’ Deficit:
Common shares – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
23,818,046 and 11,818,046, respectively	23,818	11,818
Preferred Class A shares – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
750,000 and 710,890, respectively	750	711
Capital in excess of par value	6,585,880	6,381,918
Accumulated Deficit	(6,628,074)	(6,588,999)
Total shareholders’ deficit	(17,626)	(194,552)

Total Liabilities and Shareholders’ Deficit	$-	$2,048

  The accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL INC. (Formerly Quadra Projects, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

	2011	2010
Expenses:
Selling and Administrative Expenses	$515,451	$1,442,004
Operating loss	(515,451)	(1,442,004)

Other income (expense):
Sale of demonstration unit	-	60,000
Cost of demonstration unit	-	(60,000)
Unusual Item - Quadra Energy
Systems Settlement	476,376	-
Total other income (expense)	476,376	-

Net (loss)	$(39,075)	$(1,442,004)

Income (Loss) Per Share -
Basic and Diluted- Net loss	-	(2.58)
Weighted average number of shares outstanding	22,845,443	558,723

Included within expenses are the following:
Consultation Fees	$361,650	$1,304,900
Professional Fees	54,018	91,295
Excess cost of stock issued to settle debt
obligation	96,000	26,180
Investor Relations Expense	-	15,000
Other	3,783	4,629
Total Expenses	$515,451	$1,442,004

These accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL INC. (Formerly Quadra Projects, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

					Capital in
	Common Shares		Preferred Shares		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total

Balance November 30, 2009	110,664	$111	2,668	$3	$5,021,429	$(5,146,995)	$(125,452)

Shares issued for services	31,883	31	-	-	317,953	-	317,984

Shares issued for settlement of debt	8,833	9	-	-	264,991	-	265,000

Shares issued for debt settlement	11,666,666	11,667	708,222	708	777,545	-	789,920

Net loss for period	-	-	-	-	-	(1,442,004)	(1,442,004)

Balance November 30, 2010	11,818,046	11,818	710,890	711	6,381,918	(6,588,999)	(194,552)

Shares issued for debt settlement	12,000,000	12,000	-	-	204,001	-	216,001

Additional shares issued with company
sale	-	-	39,110	39	(39)	-	-

Net loss for period	-	-	-	-	-	(39,075)	(39,075)

Balance November 30, 2011	23,818,046	$23,818	750,000	$750	$6,585,880	$(6,628,074)	$(17,626)

 The accompanying notes are an integral part of these financial statements.

 UNWALL INTERNATIONAL INC. (Formerly Quadra Projects, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATIONS:
Net income (loss)	$(39,075)	$(1,442,004)
Adjustments required to reconcile net loss to net cash
consumed by operating activities:

Charges and income not involving the use of cash:
Proceeds of Technology Settlement	(476,376)
Value of services provided by consultant	387,000	530,000
Excess cost of stock issued to settle debt obligations	96,000	26,180
Changes in assets and liabilities:
Increase in accrued expenses	4,201	17,387
Increase in advances from customer	-	(47,000)
Increases in advances from consultant	-	779,000
Increase in deferred asset	-	47,000

Net Cash Consumed by Operating Activities	(28,250)	(89,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from affiliate loans	-	89,176
Proceeds from shareholder loans	26,202	-

Net Cash Provided by Financing Activities	26,202	89,176

Net decrease in cash	(2,048)	(261)

Cash balance, beginning of period	2,048	2,309

Cash balance, end of period	$-	$2,048

The accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL INC. (Formerly Quadra Projects, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011

1. ORGANIZATION AND BUSINESS

Organization of Company

The Company was incorporated in the State of Nevada on June 7, 2007 for the purpose of distributing an electronic non-invasive acupuncture pen. The Company was a development stage company.

The Company ceased operations relating to distribution of the electronic non-invasive acupuncture pen. Upon further market research, it was determined that pursuing the marketing and sale of this product was not as profitable as previously projected. The Company intended to pursue business opportunities in energy conversion and waste disposal as its principal business activity indefinitely, including marketing of the energy technology and the planned construction of systems to convert waste material to energy (“QES Systems”).  The Company's wholly owned subsidiary, Quadra Energy Systems, Inc. acquired and developed pyrolic technologies systems for waste disposal and energy product creation beginning in April of 2009.  Through several licensing and joint venture agreements this venture did not result in a viable business.  The business segment ceased operations in March of 2011.

The consolidated financial statements include the accounts of Unwall International, Inc. and its subsidiaries.  Intercompany accounts and transactions are eliminated in the consolidated financial statements.

The Company name was changed from Quadra Projects Inc. to Unwall International Inc.  Any reference to either name or the "Company" refers to the same entity.  The name change was recorded by the Nevada Secretary of State.

The Company is currently a "shell" company as defined by SEC Rule 12b-2.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company has no assets at this time and therefore has no credit risk.

Recognition Of Revenue

Revenue is recognized when product is delivered to customers. In determining recognition, the following criteria are considered: persuasive evidence exists that there is an arrangement between buyer and seller; delivery has occurred; the sales price is fixed or determinable; and collectibility is reasonably assured.

Fair Value of Financial Instruments

The carrying amount of the Company’s cash, the only financial instrument at November 30, 2010, approximated its fair value.

 UNWALL INTERNATIONAL INC. (Formerly Quadra Projects, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company has negative equity and no financial assets; there are no taxes accrued at this time.

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

Net Income per Share

The Company computes net income (loss) per common share in accordance with the pronouncements of the Financial Accounting Standards Board and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under these provisions, basic and diluted net income per common share are computed by dividing the net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period.  Preferred shares are counted as common for this purpose because they have equal rights except for voting rights.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying financial statements.

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

UNWALL INTERNATIONAL INC. (Formerly Quadra Projects, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3. DEVELOPMENT STAGE

The Company ceased all development stage activities by March 31, 2011 and became a "shell" company as defined by SEC Rule 12-b2.  Since the development stage activity up to March 31, 2011 was nominal, the Company is considered a shell company for the year ended November 30, 2011.

4. RELATED PARTY TRANSACTIONS

On November 17, 2010, the Company issued 5,210,000 common shares and 708,222 preferred shares to Omega Research Corp as part of a debt settlement agreement for funds owed to the company’s consultants. The Company president at that time was the beneficial owner of Omega Research Corp.

On January 28, 2011 the Company issued 12,000,000 shares to Magnum Group International, Inc. (Magnum) and its assigns as a debt settlement for consulting services.  Magnum is considered a related party.

On September 7, 2011 a group consisting of Great on Technologies Holdings Limited, aRepublic of Seychelles LLC, and other investors purchased all of the issued and outstanding shares of the Company.  As a part of that transaction the outstanding series A preferred shares were increased from 710,890  to 750,000 shares.  At August 31, 2011 the Company entered into a settlement agreement with Magnum.  In exchange for the cancellation of debt owed Magnum for consulting services, and for other debt assumed by Magnum consisting of all debt as shown on the Quadra Projects, Inc. balance sheet as at August 31, 2011, the Company transferred all of the outstanding stock of Quadra Energy Systems, Inc. into trust for the benefit of Magnum.  The total amount of debt was $476,376 of which $381,028 was owed directly to Magnum.

 The Company conducts its business in the office of a company controlled by a shareholder. There has been no charge for this use. If there were a charge, it would be insignificant.

5. AMOUNTS DUE TO SHAREHOLDERS

Shareholder loans are due on demand and do not bear interest. They are not supported by notes.

UNWALL INTERNATIONAL INC. (Formerly Quadra Projects, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011

6. SHARE AUTHORIZATION AND STOCK SPLITS

Each share of Series A Preferred Stock entitles the holder to One Hundred (100) votes.   The holders of Series A Preferred Stock participate with common shareholders on a share for share basis in any voting. The holders of the Series A Preferred Stock shall share ratably with the holders of common stock, in any dividends that may from time to time may be declared by the board of directors. Series A Preferred Stock is not convertible into common stock. The holders of the Series A Preferred Stock rank equally with the holders of common stock in any liquidation or dissolution of the Company.

On October 7, 2010, the Company filed a notice with the Secretary of State of Nevada to reverse split by 300 times its authorized and issued capital.  On October 14, 2010, the Company effected a one for  three hundred reverse stock split of its authorized, issued and outstanding common and preferred stock. As a result, the authorized capital decreased from 750,000,000 shares of common and preferred stock with a par value of $0.01 to 2,500,000 shares of common and preferred stock with a par value of $0.001. The issued and outstanding shares of common stock decreased from 45,394,260 shares of common stock to 151,314 shares of common stock. The issued and outstanding shares of preferred stock decreased from 800,000 shares of preferred stock to 2,668 shares of preferred stock.  The accompanying balance sheets for November 30, 2010 and the profit and loss statement for the fiscal year ended November 30, 2010 has been adjusted for the reverse stock split. The split is reflected on the financial statements as if they occurred on the earliest date presented.

On November 10, 2010, the Company increased its authorized common and preferred stock to 100,000,000 and 100,000,000, respectively.

7. ADVANCES FROM CONSULTANTS

All advances were paid with the "Settlement Agreement" dated August 31, 2011 as further explained in Note 8.

UNWALL INTERNATIONAL INC. (Formerly Quadra Projects, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011

8. SIGNIFICANT CONTRACTS

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

Acquired Technologies consisted of equipment and software for pyrolysis systems consisting of QES 2000S and QES 2000 Mobile Systems which is a non polluting energy conversion and waste disposal system designed to convert organic waste to fuel and valuable by-products such as activated carbon, fertilizer, producing no air pollution or ash to be land filled.  These technologies were licensed to and held in the name of Quadra Energy Systems, Inc., a wholly owned subsidiary of the Company.

This agreement was terminated by the "Settlement Agreement" transferring ownership of Quadra Energy Systems Inc. and rights to all acquired technologies.

Finders Fee Agreement

On April 30, 2009, the Company signed an addendum to a Finders Fee Agreement with Magnum, which had originally been executed January 5, 2009. The finder’s fee is $ 150,000, originally payable by July 31, 2009. This fee was paid in combination with various amounts owing to Magnum by issuance of common and preferred shares. Additional fees are required as follows: 10% of gross proceeds received by us or Energy Systems resulting from direct sales, joint ventures and/or from plants operated by us or Energy Systems from those commercial operations of Energy Systems using the QES Systems.

This agreement was terminated by the "Settlement Agreement" transferring ownership of Quadra Energy Systems Inc. and rights to all acquired technologies.

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

This agreement was terminated effective May 31, 2011 by the "Settlement Agreement" transferring ownership of Quadra Energy Systems Inc. and rights to all acquired technologies.

UNWALL INTERNATIONAL INC. (Formerly Quadra Projects, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011

8. SIGNIFICANT CONTRACTS, Continued

Joint Venture Agreement – Jamaica, West Indies

On August 31, 2010, Energy Systems entered into a Joint Venture Agreement with Imex International Corp, to establish a QES Systems Plant for used tire conversion to biochar and fuel oil in Jamaica (“Imex Joint Venture”).  This project did not proceed.

This agreement was terminated by the "Settlement Agreement" transferring ownership of Quadra Energy Systems Inc. and rights to all acquired technologies.

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

The sale was recorded in the year ended November 30, 2010, during which time the independent testing was completed. The sale was recorded net of the allowance mentioned in the previous paragraph.

 UNWALL INTERNATIONAL INC. (Formerly Quadra Projects, Inc.)

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011

8. SIGNIFICANT CONTRACTS, Continued

Distribution Agreement – China, Hong Kong, Macau (continued)

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

Settlement Agreement

The Company's wholly owned subsidiary, Quadra Energy Systems, Inc. acquired and developed pyrolic technologies systems for waste disposal and energy product creation beginning in April of 2009.  Through several licensing and joint venture agreements this venture did not result in any viable business.  The business segment ceased operations in March of 2011.

At August 31, 2011 the Company entered into a settlement agreement with Magnum Group International, Inc.  In exchange for debt owed Magnum for consulting services and for other debt assumed by Magnum consisting of all debt as shown on the Quadra Projects, Inc. balance sheet as at August 31, 2011, the Company transferred all of the outstanding stock of Quadra Energy Systems, Inc. into trust for the benefit of Magnum.  The total amount of debt was $476,375 of which $381,028 was owed directly to Magnum.  The technology settlement does not infer a value of either the technologies transferred or the consulting fees.

As a part of the technology "Settlement Agreement" the "Consulting Services Agreement" was terminated retroactively as of May 31, 2011.  This agreement dated June 15, 2009 obligated the Company to pay  Magnum Group International Inc. 60,000 per month for consulting services.

UNWALL INTERNATIONAL INC. (Formerly Quadra Projects, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011

8. SIGNIFICANT CONTRACTS, Continued

Stock Purchase Agreement

On September 7, 2011 a group consisting of Great On Technology Holdings Limited and other investors purchased all of the issued and outstanding shares of the Company.  As a part of that agreement the outstanding series A preferred shares were increased to 750,000 shares.

9. STOCK OPTION PLAN

On September 23, 2009, the Company’s Board of Directors adopted a stock option plan (“The 2009 Stock Option Plan”). The Plan provides for the issuance of up to 4,000,000 shares (13,333 post reverse stock split) to assist the Company in retaining those officers, employees, consultants or directors whose services would contribute to success of the Company. As of November 30, 2011 there were no options yet granted.

10. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

During the year ended November 30, 2010, the following non-cash transactions took place:

On December 2, 2009, the Company issued 2,650,000 shares (8,833 post split) of common stock valued at a closing price of $0.10 per share to its consultant and designated parties for services rendered and payments made on behalf of the Company and Energy Systems from November 1 through November 30, 2010. The value of the issuance was $ 265,000.

On November 17, 2010, the Company recorded a $26,180 charge for excess cost to settle debt when it issued 11,666,666 common shares and 708,222 preferred shares to settle debt of $ 763,740. The stock was issued to its consultant and other parties including Omega Research Corp for services rendered and payments made on behalf of the Company and Energy Systems through October 31, 2010. The value of stock issued was $789,920.

During the year ended November 30, 2011 the following non-cash transactions took place:

On January 28, 2011 the Company recorded a $96,000 charge for excess cost to settle debt when it issued 12,000,000 common shares to settle debt in the amount of $120,000.  The value of stock issued was $216,001.

UNWALL INTERNATIONAL INC. (Formerly Quadra Projects, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011

11. INCOME TAXES

The Company has experienced net operating losses since its inception. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years. The potential benefit has been recognized on the books of the Company, but it has been offset by a valuation allowance.  The NOL of the year ended November 30, 2011 which is available for carry forward is $17,626.  If not used it will expire November 30, 2031.

Under pronouncements of the Financial Accounting Standards Board , recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

Tax asset	$5,993
Valuation Allowance	(5,993)
Balance Recognized	$-

Due to the change of ownership (See Note 8) the valuation allowance was reduced by $2,247,552 during the year ended November 30, 2012.

The Internal Revenue Code permits audits by the Internal Revenue Service for periods up to three years from the date tax returns are filed.  Tax returns of the Company for the years ended November 30, 2008, 2009, 2010, and 2011 are susceptible to audited.

12. CONTINGENCY

The Company does not carry insurance.

13. GOING CONCERN

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

14. SUBSEQUENT EVENTS

Pursuant to the stock purchase agreement (see Note 8) the Company obligated itself to increase the outstanding shares of Series A preferred stock from 710,890 shares to 750,000.  The additional 39,110 shares were not physically issued until February 15, 2012.  This is being treated as a type one subsequent event and the event included in the current year.  The issuance of shares was recorded on the date of the stock purchase contract dated September 7, 2011.

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

As of November 30, 2011, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2011, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended November 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORTE GOVERNANCE

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

Name	Age	Position	Period Serving	Term (1)
Wang Zheng	40	CEO, Secretary,	October 7, 2011 – June 6, 2012	1 year
		Director
Tesheb Casimir	36	Chairman, Interim CFO, Director	September 7, 2011 – June 6, 2012	1 year

(1) Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed.

Wang Zheng

Mr. Zheng, age 40, is an entrepreneur whose experience includes over 10 years in various International Logistic companies in China including in the Provinces of Delian, Shenyang, Changchun, Beijing and Shanghai.  Mr. Zheng co – founded an ecommerce trading company with offices in Shenshen and Hong Kong. In 2008, Mr Zheng co founded an internet social networking company named www.unwall.net.

Tesheb Casimir

Mr. Casimir (age 36) and is currently CEO of CNL Ventures Group, Asia Pacific Region. He is responsible for the management and growth of the Asia Pacific Region for the ventures capital markets. Major concentration is in China and Australia for the SNS and it services. He is a corporate lawyer, business consultants in the finance/investment sector. He is fluent in English.

Family Relationships:

There are no family relationships among our director or executive officers.

Involvement in Certain Legal Proceedings:

None of our executive officers, control persons and director has been involved in any of the following events during the past ten years and which is material to an evaluation of the ability or the integrity of our director or executive officer:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities; associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an

ii)	Engaging in any type of business practice; or

iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Investor Relations

As of November 30, 2011, we have not engaged investor relations professionals.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. As of the year ended November 30, 2011, our officers and directors have complied with Section 16(a) with the exception of Great On Technologies Limited, Wang Zheng and Teleb Casimir, who filed their Forms 3 late.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

• our principal executive officer;

• each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2011, 2010 and 2009; and

• up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended November 30, 2011, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Claude Diedrick	2009	Nil	Nil	$2,838,000	Nil	Nil	Nil	Nil	$2,838,000
Former President, CEO,	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Rosemary Samuels	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Secretary	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Wang Zheng	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CEO,	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Tesheb Casimir, Chairman, Interim CFO, Director	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) On November 3, 2009, our former President was awarded 453 (135,700 pre split) shares of common stock and 1,334 (400,000 pre split) shares of preferred stock, valued at approximately $ 2,838,000 as compensation for services rendered.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Options/SAR Grants

During our fiscal year ended November 30, 2011 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended November 30, 2011.

Option Exercises

During our Fiscal year ended November 30, 2011 there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of November 30, 2011 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

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

Name and Address of		Amount and Nature
Beneficial Owner	Title of Class	of Beneficial Owner	% Class (1) (2)
	Officers and Directors:
Wang Zheng, CEO, Secretary, Director
Room 305, Carpo Commercial Building, 18-20 Lyndhurst Terrace, Central, Hong Kong	Common Stock	21,447,700	90.05%

Tasheb Casimir,Chairman, Interim CFO and Director	Common Stock	0	0%
Room 305, Carpo Commercial Building, 18-20 Lyndhurst Terrace, Central, Hong Kong

	Officers and Directors as a Group	21,447,700	90.05%

Great On Technologies Holdings
Room 305, Carpo Commercial Building, 18-20 Lyndhurst Terrace, Central, Hong Kong	Common Stock	21,447,700	90.05%

	5% Shareholders as a Group	21,447,700	90.05%

Name and Address of		Amount and Nature
Beneficial Owner	Title of Class	of Beneficial Owner	% Class (1) (2)

Great On Technologies Holdings	Preferred Stock	750,000	100%
Room 305, Carpo Commercial Building, 18-20 Lyndhurst Terrace, Central, Hong Kong

	5% Shareholders and Officers	750,000	100%
	and Directors as a Group

(1)	Based on 23,818,046 common shares outstanding as of November 30, 2011.
(2)	Great On Technologies Holdings is controlled by Wang Zheng.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Director Independence

We currently act with two directors, consisting of Wang Zheng and Tasheb Casimir. We have determined that neither of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2011	2010
Audit fees and audit related fees	$13,750	$17,550
Tax fees	-	-
All other fees	-	-

Total	$13,750	$17,550

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document
2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibit Numbe	Description

(3)	Articles of Incorporation and By-laws

3.1 (a)	Certificate of Incorporation dated June 8, 2007 (1)

3.1 (b)	Articles of Incorporation dated June 8, 2007 (1)

3.1 (c)	Certificate of Amendment dated September 17, 2009 (2)

3.1(d)	Certificate of Amendment dated November 8, 2011(3)

3.2	Bylaws, effective June 7, 2008 (1)

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

(31)	Section 302 Certification

31.1*	Section 302 Certification of Prinicpal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer.

32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer

*	Filed herewith.

(1)	Incorporated by reference from Form S-1 that was originally filed with the SEC on March 18, 2008
(2)	Incorporated by reference from Form 8-K that was originally filed with the SEC on September 30, 2009
(3)	Incorporated by reference from Form 8-K that was originally filed with the SEC on January 25, 2012

SIGNATURES

In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNWALL INTERNATIONAL INC.
Date: March 14, 2012
	By:	/s/ Wang Zheng
Wang Zheng
Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Wang Zheng	Principal Executive Officer	March 14, 2012
Wang Zheng