Form 10-Q
period 2012-02-29
UNWALL INTERNATIONAL INC
filed 2012-04-12
CIK 1423586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53156

UNWALL INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)
NEVADA
(State or other jurisdiction of incorporation or organization)
Suite 325 – 7582 Las Vegas Blvd South, Las Vegas, NV89123

(Address of principal executive offices, including zip code.)

702-560-4373
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 YES ☒      NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,818,046 shares of common stock as of March 31, 2012.

     UNWALL INTERNATIONAL, INC.
FINANCIAL STATEMENTS
FEBRUARY 29, 2012

UNWALL INTERNATIONAL, INC.
BALANCE SHEETS

	February	November
	29, 2012	30, 2011
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$-	$-

Total current assets	-	-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities:
Accrued expenses	$7,680	$1,000
Due to shareholder	19,626	16,626
Total current liabilities	27,306	17,626

Shareholders’ Deficit:
Common shares: authorized 100,000,000 shares of $0.001 par
value; issued and outstanding, 23,818,046 shares	23,818	23,818
Preferred Class A shares – 100,000,000 shares of $ 0.001 par
value; issued and outstanding, 750,000 shares	750	750
Capital in excess of par value	6,585,880	6,585,880
Accumulated deficit	(6,637,754)	(6,628,074)
Total Shareholder’s Deficit	(27,306)	(17,626)

Total Liabilities and Shareholders’ Deficit	$-	$-

These accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Period Ended

	February 29	February 28
	2012	2011

Revenue	$-	$-

Expenses:
Administrative Expenses	9,680	195,493

Net loss	$(9,680)	$(195,493)

Loss Per Share -
Basic and Diluted	$-	$-

Weighted average number
of shares outstanding	23,818,046	15,951,979

Included within expenses are the following:

	Three month periods ended ,
	February 29, 2012	February 28, 2011

Consulting fees	$-	$180,000
Professional fees	8,000	13,400
Office and miscellaneous	1,680	2,093

Total	$9,680	$195,493

These accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three	Three
	Month	Month
	Period	Period
	Ended	Ended
	February	February
	29, 2012	28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,680)	$(195,493)
Reconciliation of net loss to net cash consumed by operating activities:
Changes in assets and liabilities:
Increase in accrued expenses	6,680	7,400
Increase in advances from consultant	-	186,000

Net Cash Consumed by Operating Activities	(3,000)	(2,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from consultant loans	-	2,074
Proceeds from shareholder loans	3,000	-

Net Cash Provided by Financing Activities	3,000	2,074

Net change in cash	-	(19)

Cash balance, beginning of period	-	2,048

Cash balance, end of period	$-	$2,029

These accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Unwall International, Inc. (the “Company”) as of February 29, 2012 and for the three month periods ended February 29, 2012 and February 28, 2011 have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month period ended February 29, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2012.  The Company is currently a "shell" company as defined by SEC Rule 12b-2.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended November 30, 2011.

2. SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. Except for the share issuance described in the following paragraph,  there were no non-cash investing or financing activities during  either of the periods presented.

A total of 12,000,000 shares of common stock were issued to settle $ 120,000 of debt owed to consultants for services during the quarter ended February 28, 2011.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced losses, has a working capital deficiency of $ 27,306, has an accumulated deficit of $ 6,637,754 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, are to raise necessary funds through shareholder loans.

4. CONTINGENCY

The Company does not carry insurance.

5. SHAREHOLDER LOANS

The shareholder loans are non-interest bearing demand loans.

UNWALL INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012
(Unaudited)

6. CONSOLIDATION

The Company previously had two  subsidiaries that were not consolidated, Quadra Energy Systems, Inc. and Quadra Marketing Corp.  The first was transferred in a debt settlement agreement August 31, 2011 and the second was abandoned at the November 30, 2011 year end.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing  the three months ended February 29, 2012 to the three months ended February 28, 2011.

	Three Months Ended

	February 29, 2012	February 28, 2011
Revenues	$ - Nil -	$- Nil -
Selling and Administrative Expenses	$9,680	$195,493
Net Loss from Operations	$(9,680)	$(195,493)

Expenses

Our expenses for the three months ended February 29, 2012 and February 28, 2011 were as follows:

	February 29, 2012		February 28, 2011
Consultation Fees	$	- Nil -	$180,000
Professional Fees		8,000	13,400
Office and Miscellaneous Expense		1,680	2,093

Total Expenses		$9,680	$195,493

For the three months ended February 29, 2012, our total operating expenses were $9,680 as compared to $195,493 for the three months ended February 28, 2011. The change in operating expenses is primarily due to the elimination of consultation fees.

Professional Fees

We incurred a total of $8,000 in professional fees for the three months ended February 29, 2012 as compared to $13,400 during the three months ended February 28, 2011.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

Liquidity and Capital Resource

Working Capital Deficit

	At	At
	February 29,	February 28,
	2012	2011

Current Assets	$ - Nil -	$2,029
Current Liabilities	$27,306	$272,073
Working Capital	$(27,306)	$(270,044)

Cash Flows

	At	At
	February 29,	February 28,
	2012	2011

Net Cash Consumed by Operating Activities	$(3,000)	$(2,093)
Net Cash Provided (Consumed) by Investing Activities	$ - Nil -	$ - Nil -
Net Cash Provided by Financing Activities	$3,000	$2,074
Net Cash Consumed	$ - Nil -	$(19)

Working Capital Needs:

As of February 29, 2012, we had a negative working capital of $(27,306). Over the next 12 months, we will require approximately $25,000 to sustain our working capital needs as follows:

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

Cash Flows

Operating Activities:

Net cash consumed by operating activities was $3,000 for the three months ended February 29, 2012 and $2,093 for the three months ended February 28, 2011.

Investing and Financing Activities:

For the three months ended February 29, 2012 and February 28, 2011, we had no investing activities.

Our cash flows from financing activities during the three month period ended February 29, 2012 were $3,000 which was provided by shareholder loans  to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

Recent Accounting Pronouncements

The Company has analyzed the Accounting Standards Updates that were issued after January 31, 2011 and have determined that none are anticipated to have a material impact on the Company’s financial position or results of operations.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the quarter ended February 29, 2012.

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.        EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of April, 2012.

SUNWALL INTERNATIONAL INC.

BY: /s/	WANG ZHENG WANG ZHENG
President and Principal Executive Officer and

BY: /s/	TESHEB CASIMIR TESHEB CASIMIR
Chief Financial Officer and Principal Financial Officer