Form 10-Q
period 2012-05-31
UNWALL INTERNATIONAL INC
filed 2012-07-18
CIK 1423586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2012

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

702-560-4373
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

UNWALL INTERNATIONAL, INC.
BALANCE SHEETS

	May	November
	31, 2012	30, 2011
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$-	$-

Total current assets	-	-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities:
Accrued expenses	$8,235	$1,000
Due to shareholder	28,286	16,626
Total current liabilities	36,521	17,626

Shareholders’ Deficit:
Common shares: authorized 100,000,000 shares of $0.001 par
value; issued and outstanding, 23,818,046 shares	23,818	23,818
Preferred Class A shares – 100,000,000 shares of $ 0.001 par
value; issued and outstanding, 750,000 shares	750	750
Capital in excess of par value	6,585,880	6,585,880
Accumulated deficit	(6,646,969)	(6,628,074)
Total Shareholder’s Deficit	(36,521)	(17,626)

Total Liabilities and Shareholders’ Deficit	$-	$-

These accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Six Month Period Ended

	May 31,	May 31,
	2012	2011

Revenue	$-	$-

Expenses:
Administrative Expenses	18,895	386,639

Net loss	$(18,895)	$(386,639)

Loss Per Share -
Basic and Diluted	$-	$(.02)

Weighted average number
of shares outstanding	23,818,046	19,927,936

Included within expenses are the following:

	Six month periods ended ,
	May31, 2012	May 31, 2011

Consulting fees	$-	$362,032
Professional fees	11,400	21,900
Office and miscellaneous	7,495	2,707

Total	$18,895	$386,639

These accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Period Ended

	May 31	May 31
	2012	2011

Revenue	$-	$-

Expenses:
Administrative Expenses	9,215	191,146

Net loss	$(9,215)	$(191,146)

Loss Per Share -
Basic and Diluted	$-	$(.01)

Weighted average number
of shares outstanding	23,818,046	23,818,046

Included within expenses are the following:

	Three month periods ended ,
	May 31, 2012	May 31, 2011

Consulting fees	$-	$182,032
Professional fees	3,400	8,500
Office and miscellaneous	5,815	614

Total	$9,215	$191,146

These accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six	Six
	Month	Month
	Period	Period
	Ended	Ended
	May	May
	31, 2012	31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,895)	$(386,639)
Reconciliation of net loss to net cash consumed by operating activities:
Changes in assets and liabilities:
Increase in accrued expenses	7,235	9,900
Increase in advances from consultant	-	372,000

Net Cash Consumed by Operating Activities	(11,660)	(4,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from consultant loans	-	4,720
Proceeds from shareholder loans	11,660	-

Net Cash Provided by Financing Activities	11,660	4,720

Net change in cash	-	(19)

Cash balance, beginning of period	-	2,048

Cash balance, end of period	$-	$2,029

These accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2012
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Unwall International, Inc. (the “Company”) as of May 31, 2012 and for the three and six month periods ended May 31, 2012 and May 31, 2011 have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the six month period ended May 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2012.  The Company is currently a "shell" company as defined by SEC Rule 12b-2.

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

A total of 12,000,000 shares of common stock were issued to settle $ 120,000 of debt owed to consultants for services during the six months ended May 31, 2011.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced losses, has a working capital deficiency of $ 36,521, has an accumulated deficit of $ 6,646,969 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, are to raise necessary funds through shareholder loans.

4. CONTINGENCY

The Company does not carry insurance.

5. SHAREHOLDER LOANS

The shareholder loans are non-interest bearing demand loans.

UNWALL INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2012
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

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing  the six months ended May 31, 2012 to the six months ended May 31, 2011.

	Three Months Ended

	May 31, 2012	May 28, 2011
Revenues	$ - Nil -	$- Nil -
Selling and Administrative Expenses	$18,895	$386,639
Net Loss from Operations	$(18,895)	$(386,639)

Expenses

Our expenses for the six months ended May 31, 2012 and May 31, 2011 were as follows:

	May 31, 2012		May 31, 2011
Consultation Fees	$	- Nil -	$362,032
Professional Fees		11,400	21,900
Office and Miscellaneous Expense		7,495	2,707

Total Expenses		$18,895	$386,639

For the six months ended May 31, 2012, our total operating expenses were $18,895 as compared to $386,639 for the three months ended February 28, 2011. The change in operating expenses is primarily due to the elimination of consultation fees.  This occurred when business operations were discontinued as noted above.

Professional Fees

We incurred a total of $11,400 in professional fees for the six months ended May 31, 2012 as compared to $21,900 during the six months ended May 31, 2011.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

Liquidity and Capital Resource

Working Capital

	At	At
	May 31,	May 31,
	2012	2011

Current Assets	$ - Nil -	$2,029
Current Liabilities	$36,521	$463,220
Working Capital	$(36,521)	$(461,191)

Cash Flows

	Six months ended	Six months ended
	May 31,	May 31,
	2012	2011

Net Cash Consumed by Operating Activities	$(11,660)	$(4,739)
Net Cash Provided (Consumed) by Investing Activities	$ - Nil -	$ - Nil -
Net Cash Provided by Financing Activities	$11,660	$4,700
Net Cash Consumed	$ - Nil -	$(19)

Working Capital Needs:

As of May 31, 2012, we had a negative working capital of $(36,521). Over the next 12 months, we will require approximately $25,000 to sustain our working capital needs as follows:

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

Cash Flows

Operating Activities:

Net cash consumed by operating activities was $11,660 for the six months ended May 31, 2012 and $4,739 for the six months ended May 31, 2011.

Investing and Financing Activities:

For the six months ended May 31, 2012 and May 31, 2011, we had no investing activities.

Our cash flows from financing activities during the six month period ended May 31, 2012 were $11,660 which was provided by shareholder loans  to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the quarter ended May 31, 2012.

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. MINE SAFETY DISCLOSURES

The Company is not engaged in the business of mining; hence the mine safety disclosures are not applicable.

ITEM 6.        EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 18th day of July, 2012.

UNWALL INTERNATIONAL INC.

BY: /s/	TESHEB CASIMIR TESHEB CASIMIR
President and Principal Executive Officer Principal Financial Officer
Principal Accounting Officer