Form 10-Q
period 2012-08-31
UNWALL INTERNATIONAL INC
filed 2012-10-19
CIK 1423586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2012

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
 YES ☒      NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,818,046 shares of common stock as of August 31, 2012.

UNWALL INTERNATIONAL, INC.
BALANCE SHEETS

	August	November
	31, 2012	30, 2011
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$-	$-

Total current assets	-	-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities:
Accrued expenses	$3,654	$1,000
Due to shareholder	36,286	16,626
Total current liabilities	39,940	17,626

Shareholders’ Deficit:
Common shares: authorized 100,000,000 shares of $0.001 par
value; issued and outstanding, 23,818,046 shares	23,818	23,818
Preferred Class A shares – 100,000,000 shares of $ 0.001 par
value; issued and outstanding, 750,000 shares	750	750
Capital in excess of par value	6,585,880	6,585,880
Accumulated deficit	(6,650,388)	(6,628,074)
Total Shareholder’s Deficit	(39,940)	(17,626)

Total Liabilities and Shareholders’ Deficit	$-	$-

These accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Month Periods Ended

	August 31,	August 31,
	2012	2011

Revenue	$-	$-

Expenses:
Administrative Expenses	22,314	570,198
Operating loss	(22,314)	(570,198)

Net loss	$(22,314)	$(570,198)

Loss Per Share -
Basic and Diluted	$-	$(.03)

Weighted average number
of shares outstanding	23,818,046	21,234,104

Administrative expenses indlude the following:

	Nine month periods ended ,
	August 31, 2012	August 31, 2011

Consulting fees	$-	$540,000
Professional fees	16,550	27,815
Office and miscellaneous	5,764	2,383

Total	$22,314	$570,198

These accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Periods Ended

	August 31	August 31
	2012	2011

Revenue	$-	$-

Expenses:
Administrative Expenses	3,419	193,156
Operating loss	(3,419)	(193,156)

Net loss	$(3,419)	$(193,156)

Loss Per Share -
Basic and Diluted	$-	$(.01)

Weighted average number
of shares outstanding	23,818,046	23,818,046

These accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine	Nine
	Month	Month
	Period	Period
	Ended	Ended
	August	August
	31, 2012	31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,314)	$(570,198)
Reconciliation of net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Value of services provided by consultant	-	567,000
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	2,654	(6,397)

Net Cash Consumed by Operating Activities	(19,660)	(9,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from consultant loans	19,660	9,576

Net Cash Provided by Financing Activities	19,660	9,576

Net change in cash	-	(19)

Cash balance, beginning of period	-	2,048

Cash balance, end of period	$-	$2,029

These accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2012
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Unwall International, Inc. (the “Company”) as of August 31, 2012 and for the three and nine month periods ended August 31, 2012 and August 31, 2011 have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the nine month period ended August 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2012.  The Company is currently a "shell" company as defined by SEC Rule 12b-2.

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

A total of 12,000,000 shares of common stock were issued to settle $ 120,000 of debt owed to consultants for services during the nine months ended August 31, 2011.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced losses, has a working capital deficiency of $ 39,940, has an accumulated deficit of $ 6,650,388 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, are to raise necessary funds through shareholder loans.

4. CONTINGENCY

The Company does not carry insurance.

5. SHAREHOLDER LOANS

The shareholder loans are non-interest bearing demand loans.

UNWALL INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2012
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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

From November 30, 2007 until April 2009, our operations were those of distribution of alternative health products. Upon further market research, it was determined that pursuing the marketing and sale of such product was not as profitable as previously projected. Therefore, all efforts relating to the distribution and marketing were ceased. In April 2009, we commenced operations relating to the distribution of the certain systems which were intended to convert a variety of waste materials to marketable by-products. This business was discontinued by March 31, 2011, at which point we became a shell company.

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing  the nine months ended August 31, 2012 to the nine months ended August 31, 2011.

	Nine Months Ended

	August 31, 2012	August 31, 2011
Revenues	$ - Nil -	$- Nil -
Selling and Administrative Expenses	$22,314	$570,198
Net Loss from Operations	$(22,314)	$(570,198)

Expenses

Our expenses for the nine months ended August 31, 2012 and August 31, 2011 are as follows:

	August 31, 2012		August 31, 2011
Consultation Fees	$	- Nil -	$540,000
Professional Fees		16,550	27,815
Office and Miscellaneous Expense		5,764	2,383

		$22,314	$570,198

For the nine months ended August 31, 2012, our total operating expenses were $22,314  as compared to $570,198 for the nine months ended August 31, 2011. The change in operating expenses is primarily due to the elimination of consultation fees.

Professional Fees

We incurred a total of $16,550 in professional fees for the nine months ended August 31, 2012 as compared to $27,815 during the nine months ended August 31, 2011.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

Liquidity and Capital Resource

Working Capital

	At	At
	August 31,	August 31,
	2012	2011

Current Assets	$-	$2,029
Current Liabilities	$39,940	$646,779
Working Capital	$(39,940)	$(644,750)

Cash Flows

	At	At
	August 31,	August 31,
	2012	2011

Net Cash Consumed by Operating Activities	$(19,660)	$(9,595)
Net Cash Provided (Consumed) by Investing Activities	$ - Nil -	$ - Nil -
Net Cash Provided by Financing Activities	$19,660	$9,576
Net Cash Consumed	$-	$(19)

Working Capital Needs:

As of August 31, 2012, we had a negative working capital of $(39,940). Over the next 12 months, we will require approximately $25,000 to sustain our working capital needs as follows:

Professional fees	$20,000
Other	5,000
$25,000

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

Cash Flows

Operating Activities:

Net cash consumed by operating activities was $19,660 for the nine months ended August 31, 2012 and $9,595 for the nine months ended August 31, 2011.

Investing and Financing Activities:

For the nine months ended August 31, 2012 and August 31, 2011, we had no investing activities.

Our cash flows from financing activities were $19,660 and $9,576, respectively,  which was provided by shareholder loans  to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

Recent Accounting Pronouncements

The Company has analyzed the Accounting Standards Updates that were issued after January 31, 2011 and has determined that none are anticipated to have a material impact on the Company’s financial position or results of operations.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the quarter ended August 31, 2012.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of October, 2012.

UNWALL INTERNATIONAL INC.

BY:	TESHEB CASIMIR

/s/	TESHEB CASIMIR
President and Principal Executive Officer Principal Financial Officer
Principal Accounting Officer