Form 10-K
period 2012-12-31
UNWALL INTERNATIONAL INC
filed 2013-03-27
CIK 1423586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2012
☐  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter. The aggregate market value held by non-affiliates as at February 28, 2013 was approximately $2,962,932.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 23,818,046 shares of common stock outstanding as of February 28, 2013.

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

As used in this current report, the terms “we”, “us”, “our” and the “company” refer to Unwall International Inc. and our wholly-owned subsidiary, Unwall Technologies Holdings Sdn. Ghd.

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

Current Business

On October 30, 2012, we completed the incorporation and registration of Unwall Technologies Holdings SDN.BHD, a wholly-owned Malaysian subsidiary (“Unwall Technologies”), which commenced operations to offer mobile apps through its website, www.uwii.org .  The website is expected to become operational in the first half of 2013, and, with the features provided by the mobile apps, users will be able to view / post status, view / post photos, chat with friends and play games using their mobile devices.  The Company also intends to add web-enabled games to the website.  Marketing campaigns are planned to promote the website in Indonesia and in China during 2013. The Company expects to begin generating revenue through web advertisement in 2013.

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

***You should read the following risk factors carefully before purchasing our common stock. ***

The Company likely will require continuing financial support from its officers, directors or principal stockholder to sustain operations, but such support is not assured

The Company’s principal business, as carried out by Unwall Technologies, will require significant cash advances from its officers, directors or principal stockholder to pay operating expenses, general and administrative costs and the substantial fees and expenses of the Company being a public company.  These advances will  be booked as debt owed to the officers, directors or principal stockholder, and the Company may issue stock in payment of the advances.

Although making such advances would be in the interest of our officers, directors and principal stockholder, they are not required to do so and have not funded a credit line or other facility to ensure the Company’s access to capital as needed.

 The Company will rely on its one directors to manage the Company, and Their Decisions May Present Potential Conflicts of Interest.

Tesheb Casimir is our only officer and director.  All stockholders will have to rely solely on his judgment as to how best manage the Company and develop and grow the business of Unwall Technologies.

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

Risks Related to Doing Business in Malaysia

Malaysia suffers from endemic corruption.

There have been numerous high-profile corruption cases.  Allegedly, market-based principles are not applied incases involving individuals with high – level political access.  It is alleged that Malaysian business executives rank corruption as one of the most problematic factors for doing business in Malaysia.  The government has recognized the problem and promised to curb corruption, but the results have so far not met expectations.  As a United States company, the Company is subject to United States laws making it illegal to pay bribes to foreign officials, which may make the Company less competitive in winning business in Malaysia in competition with non-United States companies.

Malaysia suffers from political favoritism and a judiciary that is allegedly not independent.

It has been alleged that, in public procurement, there is local favoritism which is fostered by a secretive procuremen procedure.  There is allegedly also preference for businesses owned by “bumiputera,” which are ethnic Malays and other Malaysian indigenous peoples.  Additionally, the judiciary is reportedly not independent and there have been alleged instances of selective prosecution, preferential treatment and arbitrarily or politically motivated verdicts.  Any of these factors could disfavor an American company, such as Unwall

Risks Related to Doing Business in Indonesia.

Reported risks of doing business in Indonesia are similar to Malaysia, but allegedly much worse, with the country historically reported to be riddled with endemic corruption.  Again, to the extent that these reports are true, the Company could be very seriously disadvantaged as an American company prohibited by law from bribing foreign officials.

Risks Related to Doing Business in China

Certain important certificates, permits, and licenses are subject to PRC governmental control and renewal, and the failure to obtain renewal would adversely impact our business.

It is likely that we will be doing business in the Peoples Republic of China (PRC) as well as in Indonesia and Malaysia . Doing business in the PRC is subject to compliance with numerous permits and licenses.  Licenses and permits must be complied with and renewed periodically.  During the application or renewal process, businesses will be evaluated and re-evaluated by the appropriate governmental authorities and must comply with the prevailing standards and regulations, which may change from time to time. In the event that the company with which were merger is not able to obtain or renew the certificates, permits and licenses, all or part of the combined companies’ PRC operations may be suspended by the government, which would have a material adverse effect on our business and financial condition. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of the operations, it may adversely affect our results of operations and profitability.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

The combined companies’ PRC operations generally will be subject to laws and regulations applicable to foreign invested enterprises in China. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to intellectual property rights and various forms of foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Since the primary assets of Unwall Technologies are located outside the United States,  it will be extremely difficult to acquire jurisdiction and enforce liabilities against the Company and our officers, directors and assets based in China.

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

ITEM 4. MINE SAFETY DISCLOSURES

We do not engage in mining operations and accordingly have no information to disclose concerning mine safety.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET FOR COMMON EQUITY

Market Information

We are quoted on the OTC Bulletin Board under the symbol “UWII” .  The following table sets forth the high and low bid price per share of our common stock for the periods presented.

Quarter Ended	High	Low

February 29, 2012	$3.00	$0.01
May 31, 2012	$3.00	$2.40
August 31, 2012	$3.00	$1.25
November 30, 2012	$3.60	$1.01

Stockholders of Our Common Shares

As of November 30, 2012, we had 23,818,046 shares of our common stock outstanding and 750,000 shares of our Series A Preferred Stock outstanding.

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

Stock Option Plan

On September 23, 2009, our Board of Directors adopted a stock option plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan provides for the issuance of up to 13,334 shares to assist us in retaining those officers, employees, consultants or directors whose services would contribute to our success. As of November 30, 2012 there were no options granted.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2012.

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

Not accounting for our working capital deficiency of $(150,693) as of November 30, 2012, we require additional funds of approximately $270,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended November 30, 2012. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. As we had cash in the amount of $10,169 and a working capital deficiency in the amount of $(150,693) as of November 30, 2012, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2013.

Research and Development

We do not intend to allocate any funds to research and development over the twelve months ending November 30, 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances from November 30, 2011 to November 30, 2012.

	Year Ended
	November 30
	2012	2011
Revenue Sales – retail	$0	$0
Selling and Administrative Expenses / Cost of Sales	$107,121	$419,451
Net Loss from Operations	(107,121)	(419,451)

Other income -settlement With Magnum Group	-	380,376
Net (loss)	$(107,121)	$(39,075)

Other income

During the year ended November 30, 2011 we entered into a settlement with Magnum Group International in which $476,376 of debt was cancelled in exchange for the transfer of all of our stock ownership in Quadra Energy Systems, Inc.

Expenses

Our expenses for the fiscal year ended November 30, 2012 and 2011 are as follows:

	November 30
	2012	2011
Consultation Fees	$-	$361,650
Office / General Administrative	15,941	0
Professional Fees	29,257	54,018
Rent or lease of buildings	3,392	0
Payroll	35,601	0
Investor Relations Expense	-	-
Other	22,930	3,783
	$107,121	$419,451

For the year ended November 30, 2012, our total operating expenses were $107,121 as compared to $419,451  for the year ended November 30, 2011. The decrease in operating expenses is primarily due to the elimination of consultation expense and debt settlement expense, partly offset by normal operating expense such as rent, payroll and general and administrative expense.

Professional Fees

We incurred a total of $ 29,257 in professional fees including audit and review fees,  bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

Liquidity and Capital Resource

Working Capital

	At	At
	November 30,	November 30,
	2012	2011

Current Assets	$10,169	$0
Current Liabilities	$160,862	$17,626
Working Capital	$(150,693)	$(17,626)

Cash Flows

	At		At
	November 30,		November 30,
	2012		2011

Net Cash Consumed by Operating Activities	$(99,866_______	)	$(28,250)
Net Cash Consumed by Investing Activities	$(23,519)		$(
Net Cash Provided by Financing Activities	$133,530_		$26,202
Currency Effect	24
Net Cash Provided (Comsumed)	10,169		(2,048)

Working Capital Needs:

As of November 30, 2012, we had a negative working capital of $ (150,693). Over the next 12 months, we will require approximately $270,000 to sustain our working capital needs as follows:

Professional fees	$20,000
Other	5,000
Unwall Technologies Operating Expense	245,000

Total	$270,000

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

Cash Flows

Operating Activities:

Net cash consumed by operating activities was $99,866  in 2012 and $28,250 in 2011.

Year ended November 30, 2012

Our cash needs increased during the year ended November 30, 2012 to ($123,385) primarily as a result of the establishment and growth of Unwall Technologies.

Year ended November 30, 2011

Our cash needs for operating activities of ($28,250) were more or less at the level that management expects is necessary to maintain us as a public company.

Investing and Financing Activities:

For the fiscal year ended in 2012 we invested $23,519 for computer equipment.  For the fiscal year ended in  2011, we had no investing activities.

Our cash flows from financing activities were $133,530 for the fiscal year ended November 30, 2012 compared to  $26,202 for the fiscal year ended November 30, 2011, which was provided by shareholder loans  to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

November 30, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Unwall International Inc.

We have audited the accompanying consolidated balance sheets of Unwall International Inc (a development stage company) as of November 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for years ended November 30, 2012 and 2011 and the period from September 1, 2012 (inception of development stage) through November 30, 2012.  These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unwall International Inc (a development stage company) as of November 30, 2012 and November 30, 2011, and the results of its operations and cash flows for the years ended November 30, 2012 and November 30, 2011 and the period from September 1, 2012 (inception of development stage) through November 30, 2012 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, at November 30, 2012, the Company had an accumulated deficit of $ 6,735,195 and has a history of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/s/ Jeffrey & Company, Certified Public Accountants

  March 27, 2013

Wayne, New Jersey

UNWALL INTERNATIONAL INC. (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS NOVEMBER 30, 2012 AND 2011

	2012	2011
ASSETS

Current Assets:
Cash	$10,169	$-
Total current assets	10,169	-

Fixed Assets:
Property plant and equipment	23,574	-
Less: accumulated depreciation	(59)	-
Net property plant and equipment	23,515	-
Other Assets
Deposits	2,267	-
Total Assets	$35,951	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$9,146	$-
Deferred revenue	1,314	-
Due to shareholder	150,402	16,626
Accrued expenses	-	1,000
Total liabilities	160,862	17,626

Shareholders’ Deficit:
Preferred stock - Class A – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
750,000	750	750
Common stock – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
23,818,046	23,818	23,818
Capital in excess of par value	6,585,880	6,585,880
Deficit accumulated prior to development stage	(6,650,388)	(6,628,074)
Deficit accumulated during the development stage	(84,807)	-
Accumulated other comprehensive loss	(164)	-
Total shareholders deficit	(124,911)	(17,626)

Total Liabilities and Shareholders’ Deficit	$35,951	$-

  The accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

	2012	2011	Loss Accumulated During the Development Stage (From September 1, 2012)
Expenses:
Selling and Administrative Expenses	$107,121	$419,451	$84,807
Operating loss	(107,121)	(419,451)	(84,807)

Other income:
Result of debt settlement
	-	380,376

Net loss	(107,121)	(39,075)	(84,807)

Other comprehensive loss:
Currency rate changes	(164)	-	(164)
Total comprehensive loss	$(107,285)	$(39,075)	$(84,971)

Loss Per Share -
Basic and Diluted	$-	$-

Weighted average number of common shares outstanding	23,818,046	22,845,443

These accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT
FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

							Accumulated
	Common Stock		Preferred Stock		Capital in Excess of	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Par Value	Deficit	Loss	Total

Balance November 30, 2010	11,818,046	$11,818	710,890	$711	$6,381,919	$(6,588,999)	$-	$(194,551)

Shares issued for debt settlement	12,000,000	12,000	-	-	204,000	-		216,000

Additional shares issued with company
Sale	-	-	39,110	39	(39)	-		-

Net loss for period	-	-	-	-	-	(39,075)		(39,075)

Balance November 30, 2011	23,818,046	23,818	750,000	750	6,585,880	(6,628,074)		(17,626)

Net loss for period						(107,121)	(164)	(107,285)

Balance November 30, 2012	23,818,046	$23,818	750,000	$750	$6,585,880	$(6,735,195)	$(164)	$(124,911)

 The accompanying notes are an integral part of these financial statements.

 UNWALL INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2012 AND 2011

			During
			Development
			Stage (From
	2012	2011	September 1, 2012)
CASH FLOWS FROM OPERATIONS:
Net loss	$(107,121)	$(39,075)	$(84,807)
Adjustments required to reconcile net loss to net cash
consumed by operating activities:
Charges and credits not involving the use of cash:
Depreciation	59	-	59
Result of debt settlement		(380,376)
Services provided by consultant and professionals		387,000
Changes in assets and liabilities:
Increase in rental deposits	(2,261)		(2,261)
Increase (decrease) in accrued expenses	(1,000)	4,201	(3,654)
Increase in accounts payable	9,146	-	9,146
Increase in deferred revenue	1,311	-	1,311

Net Cash Consumed by Operating Activities	(99,866)	(28,250)	(80,206)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of plant, property and equipment	(23,519)	-	(23,519)

Net Cash Consumed by Investing Activities	(23,519)	-	(23,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	133,530	26,202	113,870

Net Cash Provided by Financing Activities	133,530	26,202	113,870

Effect on cash of currency rate changes	24	-	24
Net increase (decrease) in cash	10,169	(2,048)	10,169

Cash balance, beginning of period	-	2,048	-

Cash balance, end of period	$10,169	$-	$10,169

The accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

1. ORGANIZATION AND BUSINESS

Organization of Company

The Company was incorporated in the State of Nevada on June 7, 2007 for the purpose of distributing an electronic non-invasive acupuncture pen.

The Company ceased operations related to the acupuncture pen during 2009 and turned its attention to other  business opportunities in energy conversion and waste disposal.   Although several licensing and joint venture agreements were developed, this venture did not result in a viable business. This business segment ceased operations in March of 2011, and the Company became a "shell" company as defined by SEC Rule 12-62.  On August 1, 2012, the Company began a new business.  The new business enterprise was initiated with the creation of a wholly owned subsidiary, Unwall Technologies Holdings, Sdn. Ghd (Technologies), a Malaysian corporation incorporated on July 12, 2012.  The Company plans to introduce applications for mobile devices in the first half of 2013 and web applications later in the year.  The Company is considered a development stage entity because this new business enterprise is in the process of platform development and has not derived significant revenue from operations..

In November, 2011, the Company name was changed to Unwall International Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  These included Technologies and, until August 31, 2011, Quadra Energy Systems, Inc.  All intercompany balances and transactions are eliminated in consolidation.

Cash

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with an original maturity of three months or less to be cash equivalents.

Concentrations

The Company's business operations are all in Malaysia and consists of a single project as described.

Company cash and deposits are located in Malaysia and subject to the normal risks associated with foreign currency.

 UNWALL INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recognition Of Revenue

Revenue will be recognized when product is delivered to customers or a service is performed. In determining recognition, the following criteria are considered: persuasive evidence exists that there is an arrangement between buyer and seller; delivery has occurred; the sales price is fixed or determinable; and collectibility is reasonably assured.  Revenue from internet advertising sales and referrals will be recognized ratably over the sales contract period.

Income Taxes

The Company accounts for income taxes in accordance with pronouncements of the Financial Accounting Standards Board (FASB), which require the use of the "liability method".  Accordingly, deferred tax liabilities and assets are determined based on differences between the financial statement bases and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Current income taxes are based on the income that is currently taxable.

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

Functional Currency

Principle operations are in Malaysia.  The functional currency is the Malaysian Ringgit (MYR.)  The average rate of exchange for the operations period is 3.0511 Ringgits per dollar and the rate at the balance sheet date 3.0459 per dollar.

Net Income per Share

The Company computes net income (loss) per common share in accordance with pronouncements of the (FASB)  and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under these provisions, basic and diluted net income per common share are computed by dividing the net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period.

UNWALL INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment

The Company evaluates its long-lived assets whenever an event or change in circumstances indicates  that the carrying amounts of the assets may not be recoverable.

Recent Accounting Pronouncements

The Company does not expect adoption of recently issued accounting pronouncements to have a significant effect on the Company’s results of operations, financial position or cash flows.

Research and Development

Research costs are expensed as incurred. Development costs are also expensed unless, in the Company’s view, they meet specific criteria related to technical, market and financial feasibility, in which case they are deferred and amortized. Amortization is calculated on a straight-line basis over the expected life of the related products. As at year end, the Company had not incurred any development costs which would be required to be amortized.

3. DEVELOPMENT STAGE

The Company ceased all development stage activities by March 31, 2011 and became a "shell" company as defined by SEC Rule 12-b2.

The Company has begun new development stage activities under new ownership and is now again considered a development stage company.  These activities began September 1, 2012.

4. RELATED PARTY TRANSACTIONS

On January 28, 2011 the Company issued 12,000,000 shares to Magnum Group International, Inc. (Magnum) and its assigns to settle $120,000 of debt.  The value of the stock was $216,000.  At that time, Magnum was a related party; it no longer is a related party.

UNWALL INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

4. RELATED PARTY TRANSACTIONS (continued)

On September 7, 2011 a group consisting of Great on Technology Holdings Limited, a Hong Kong LLC, and other investors purchased all of the issued and outstanding shares of the Company.  As a part of that transaction, the outstanding series A preferred shares were increased from 710,890  to 750,000 shares.

At August 31, 2011 the Company entered into a settlement agreement with Magnum under which a consulting services agreement and debt that was owed to Magnum were cancelled.  In exchange for these cancellations  the Company transferred all of the outstanding stock of Quadra Energy Systems, Inc. into trust for the benefit of Magnum.  The total amount of debt cancelled was $596,076.    The consulting services agreement that was cancelled required the payment of consulting fees to Magnum of $60,000 per month.

5. AMOUNTS DUE TO SHAREHOLDERS

Avances of $16,626 were received from Company shareholders during the year ended November 30, 2011.  Additional advances totaling $133,776 were received during the year ended November 30, 2012.  These advances are due on demand and do not bear interest.

6. SHARE AUTHORIZATION

Each share of Series A Preferred Stock entitles the holder to One Hundred (100) votes.   Holders of the preferred stock share ratably with holders of common stock in any dividends declared by the board of directors. The preferred stock is not convertible into common stock. Holders of preferred stock will rank equally with the holders of common stock in any liquidation or dissolution of the Company.

UNWALL INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

7.EXPENSES

Included within expenses are the following:
Consultation fees	$-	$361,650
Professional fees	29,257	54,018
Wages	35,601	-
Operating expense	15,941
Other expense	22,930	3,783

Rent	3,392	-
Total Expenses	$107,121	$419,451

8. INCOME TAXES
The Company has experienced net operating losses each year since its inception.  The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years.  Malaysia does not have a limitation on loss carryforwards.  The potential benefit of these carryovers has been recognized on the books of the Company, but it has been offset by a valuation allowance.  If not used, these NOL's will expire in the U.S. as follows:

2031	$17,626	-
2032	37,664	-

Under pronouncements of the FASB , recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

Tax asset	$36,163
Valuation Allowance	(36,163)
Balance Recognized	$-

Due to the change of ownership (See Note 4) the valuation allowance was reduced by $2,247,552 during the year ended November 30, 2011.  The valuation allowance changed by $ 30,170 during the 2012 year.

    The Internal Revenue Code permits audits by the Internal Revenue Service for periods up to three years from the date tax returns are filed.  Malaysia has no stated limitation.  Tax returns of the Company are subject to audit for the years ended November 30, 2008, 2009, 2010, 2011 and 2012.

9. CONTINGENCY

The Company does not carry insurance.

UNWALL INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2012

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

As of November 30, 2012, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2012, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended November 30, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORTE GOVERNANCE

The following information sets forth the name of our officers and director, their present positions, age and biographical information within the last 10 years. Also provided is a brief description of the business experience of our director and executive officers and significant employees during the past five years and an indication of directorships held by such director in other companies subject to the reporting requirements of the Securities Exchange Act.

Name	Age	Position	Period Serving	Term (1)

Tesheb Casimir	37	Chairman, Interim CFO, Director	September 7, 2011 – June 6, 2013	1 year

(1)  Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed.

Tesheb Casimir

Mr. Casimir (age 37) is currently CEO of CNL Ventures Group, Asia Pacific Region. He is responsible for the management and growth of the Asia Pacific Region for the ventures capital markets. Major concentration is in China and Australia for the SNS and it services. He is a corporate lawyer, business consultants in the finance/investment sector. He is fluent in English.

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

Investor Relations

As of November 30, 2012, we have not engaged investor relations professionals.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. As of the year ended November 30, 2012, our officers and directors have complied with Section 16(a) with the exception of Great On Technologies Limited and Teleb Casimir, who have not yet filed Forms 3.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

• our principal executive officer;

• each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2012, 2011 and 2010; and

• up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended November 30, 2012, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Claude Diedrick	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former President,	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CEO, Director	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Rosemary Samuels	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Secretary	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Wang Zheng	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former CEO,	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Director	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Tesheb Casimir, Chairman, Interim CFO, Director	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Options/SAR Grants

During our fiscal year ended November 30, 2012 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended November 30, 2012.

Option Exercises

During our Fiscal year ended November 30, 2012 there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of November 30, 2012 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

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

Name and Address of		Amount and Nature
Beneficial Owner	Title of Class	of Beneficial Owner	% Class (1) (2)
	Officers and Directors:
Tasheb Casimir,Chairman, Interim CFO and Director	Common Stock	0	0%
Room 305, Carpo Commercial Building, 18-20 Lyndhurst Terrace, Central, Hong Kong

	Officers and Directors as a Group	21,447,700	90.05%

Great On Technologies Holdings
Room 305, Carpo Commercial Building, 18-20 Lyndhurst Terrace, Central, Hong Kong	Common Stock	21,447,700	90.05%

	5% Shareholders as a Group	21,447,700	90.05%

Name and Address of		Amount and Nature
Beneficial Owner	Title of Class	of Beneficial Owner	% Class (1) (2)

Great On Technologies Holdings	Preferred Stock	750,000	100%
Room 305, Carpo Commercial Building, 18-20 Lyndhurst Terrace, Central, Hong Kong

	5% Shareholders and Officers	750,000	100%
	and Directors as a Group

(1)	Based on 23,818,046 common shares outstanding as of November 30, 2012.
(2)	Great On Technologies Holdings is controlled by Tsang Chi Man,.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Tasheb Casimir. We have determined that our directors is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2012	2011
Audit fees and audit related fees	$17,200	$17,550
Tax fees	-	-
All other fees	-	-

Total	$17,200	$17,550

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

Exhibit Number	Description

(3)	Articles of Incorporation and By-laws

3.1 (a)	Certificate of Incorporation dated June 8, 2007 (1)

3.1 (b)	Articles of Incorporation dated June 8, 2007 (1)

3.1 (c)	Certificate of Amendment dated September 17, 2009 (2)

3.1(d)	Certificate of Amendment dated November 8, 2011(3)

3.2	Bylaws, effective June 7, 2008 (1)

(31)	Section 302 Certification

31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith.

(1)	Incorporated by reference from Form S-1 that was originally filed with the SEC on March 18, 2008
(2)	Incorporated by reference from Form 8-K that was originally filed with the SEC on September 30, 2009
(3)	Incorporated by reference from Form 8-K that was originally filed with the SEC on January 25, 2012

SIGNATURES

In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNWALL INTERNATIONAL INC.
Date: March 27, 2013
	By:	/s/ Tesheb Casimir
Tesheb Casimir
Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Tesheb Casimir	Principal Executive Officer	March 27, 2013
Tesheb Casimir	Principal Financial Officer Principal Accounting Officer