Form 10-K/A
period 2012-11-30
UNWALL INTERNATIONAL INC
filed 2013-04-01
CIK 1423586

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-K for the fiscal quarter ended November 30, 2012, filed with the Securities and Exchange Commission on March 27, 2013 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Exhibit Number	Description

(3)	Articles of Incorporation and By-laws

3.1 (a)*	Certificate of Incorporation dated June 8, 2007

3.1 (b)*	Articles of Incorporation dated June 8, 2007

3.1 (c)*	Certificate of Amendment dated September 17, 2009

3.1(d)*	Certificate of Amendment dated November 8, 2011

3.2*	Bylaws, effective June 7, 2008

(31)	Section 302 Certification

31.1*	Section 302 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Previously filed

SIGNATURES

In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNWALL INTERNATIONAL INC.
Date: March 29, 2013
	By:	/s/ Tesheb Casimir
Tesheb Casimir
Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Tesheb Casimir	Principal Executive Officer	March 29, 2013
Tesheb Casimir	Principal Financial Officer Principal Accounting Officer