Form 10-Q
period 2013-02-28
UNWALL INTERNATIONAL INC
filed 2013-04-15
CIK 1423586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2013

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
YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,818,046 shares of common stock as of February 28, 2013.

UNWALL INTERNATIONAL, INC.
CONDENSED FINANCIAL STATEMENTS
FEBRUARY 28, 2013

PART I. - FINANCIAL INFORMATION
		Page

ITEM 1	FINANCIAL STATEMENTS	2

	Condensed Balance Sheets as of February 28, 2013 and November 30, 2012 (unaudited)	2

	Condensed Statements of Operations for the three month period ended February 28, 2013 and for the three month period ended February 29, 2012. and for the period September 1, 2012 to February 28, 2013 (unaudited)	3

	Condensed Statements of Cash Flows for the three month period ended February 28, 2013 and for the three month period ended February 29, 2012, and for the period September 1, 2012 to February 28, 2013 (unaudited)	4

	Condensed Notes to Interim Financial Statements (unaudited)	5

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	9

ITEM 4	Controls and Procedures	9

PART II	OTHER INFORMATION	9

ITEM 1A	Risk Factors	9

ITEM 6	Exhibits	9

INDEX TO EXHIBITS		9

SIGNATURES		10

UNWALL INTERNATIONAL INC. (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	February 28, 2013	November 30, 2012
ASSETS
Current Assets:
Cash	$2,177	$10,169
Total current assets	2,177	10,169
Fixed Assets:
Property plant and equipment	24,464	23,574
Less: accumulated depreciation	(308)	(59)
Net property plant and equipment	24,156	23,515
Other Assets
Deposits	2,227	2,267
Total Assets	$28,560	$35,951
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$19,496	$9,146
Deferred revenue	1,292	1,314
Due to shareholder	192,565	150,402
Total liabilities	213,353	160,862
Shareholders’ Deficit:
Preferred stock - Class A – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
750,000	750	750
Common stock – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
23,818,046	23,818	23,818
Capital in excess of par value	6,585,880	6,585,880
Deficit accumulated prior to development stage	(6,650,388)	(6,650,388)
Deficit accumulated during the development stage	(146,741)	(84,807)
Accumulated other comprehensive income (loss)	1,888	(164)
Total shareholders deficit	(184,793)	(124,911)
Total Liabilities and Shareholders’ Deficit	$28,560	$35,951

The accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended February 28, 2013 February 29, 2012		Loss Accumulated During the Development Stage (From September 1, 2012)
Expenses:
Selling and Administrative Expenses	$61,934	$9,680	$146,741
Operating loss	(61,934)	(9,680)	(146,741)

Other income (expense):	-	-	-

Net loss	(61,934)	(9,680)	(146,741)

Other comprehensive income:
Currency rate changes	2,052	-	1,888
Total comprehensive loss	$(59,882)	$(9,680)	$(144,853)

Loss Per Share -
Basic and Diluted	$-	$-

Weighted average number of common shares outstanding	23,818,046	23,818,046

These accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

			During
			Development
	Three Months Ended		Stage (From
	February 28,	February 29,	September 1,
	2013	2012	2012)
CASH FLOWS FROM OPERATIONS:
Net loss	$(61,934)	$(9,680)	$(146,741)
Adjustments required to reconcile net loss to net cash
consumed by operating activities:
Charges and credits not involving the use of cash:
Depreciation	254	-	313
Changes in assets and liabilities:
Increase in rental deposits			(2,261)
Decrease in accrued expenses			(3,654)
Increases in accounts payable	10,465	6,680	19,611
Increase in deferred revenue	-	-	1,311

Net Cash Consumed by Operating Activities	(51,215)	(3,000)	(131,421)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchases of plant, property and equipment	(1,321)	-	(24,840)

Net Cash Consumed by Investing Activities	(1,321)	-	(24,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	44,596	3,000	158,466

Net Cash Provided by Financing Activities	44,596	3,000	158,466

Effect on cash of currency rate changes	(52)	-	(28)
Net change in cash	(7,992)	-	2,177

Cash balance, beginning of period	10,169	-	-

Cash balance, end of period	$2,177	$-	$2,177

The accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2013
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Unwall International, Inc. (the “Company”) as of February 28, 2013 and for the three month periods ended February 28, 2013 and February 29, 2012 and for the period September 1, 2012 to February 28, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month period ended February 28, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2013. The Company was a "shell" company as defined by SEC Rule 12b-2 until it began development stage operations on September 1, 2012.  The Company is currently a development stage entity.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended November 30, 2012.

2. SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. There were no non-cash investing or financing activities during either of the periods presented.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced losses, has a working capital deficiency of $211,176, has an accumulated deficit of $6,797,129 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, are to raise necessary funds through shareholder loans.

4. CONTINGENCY

The Company does not carry insurance.

5. SHAREHOLDER LOANS

The shareholder loans are non-interest bearing demand loans.

6. CONSOLIDATION

The consolidated financial statements represent the combined results of Unwall International, Inc. and its wholly owned subsidiary, Unwall Technologies Holdings, Sdn Ghd.  All intercompany balances have been eliminated.

The Company began development stage activities through its wholly owned Malaysian subsidiary, Unwall Technologies Holdings, Sdn Ghd. on September 1, 2012.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

From November 30, 2007 until April 2009, our operations were the distribution of alternative health products. Upon further market research, it was determined that pursuing the marketing and sale of such product was not as profitable as previously projected. Therefore, all efforts relating to that distribution and marketing were ceased. In April 2009, we commenced operations relating to the distribution of systems which were intended to convert a variety of waste materials to marketable by-products. This business was discontinued by March 31, 2011.

During the fiscal quarter ended November 30, 2012, we completed the incorporation and registration of Unwall Technologies Holdings SDN.BHD, a wholly-owned Malaysian subsidiary ("Unwall Technologies"), which commenced operations to offer mobile apps through its website, www.uwii.org.  The website is expected to become operational in the first half of 2013, and with the features provided by the mobile apps, users will be able to view / post status, view / post photos, chat with friends and play games using their mobile devices.  The Company also intends to add web-enabled games to the website.  Marketing campaigns are planned to promote the website in Indonesia and in China during 2013.  The Company expects to begin generating revenue through web advertisement in 2013.

We have not been involved in any bankruptcy, receivership or similar proceeding.

The following is an analysis of our revenues and operating losses, details and analysis of components of expenses, and variances comparing the three months ended February 29, 2013 to the three months ended February 28, 2012.

	Three Months Ended

	February 28, 2013		February 29, 2012
Revenues	$	- Nil -	$	- Nil -
Selling and Administrative Expenses		$61,934		$9,680
Net Loss from Operations		$(61,934)		$(9,680)

Expenses

Our expenses for the three months ended February 28, 2013 and February 29, 2012 were as follows:

	February 28, 2013	February 29, 2012
Computer Fees	$11,808	$	- Nil -
Professional Fees	9,629		8,000
Selling Expense	3,433		-
Office and Miscellaneous	5,678		1,680
Wage Expense	31,386		-
Total Expenses	$61,934		$9,680

For the three months ended February 28, 2013, our total operating expenses were $61,934 as compared to $9,680 for the three months ended February 29, 2012. The change in operating expenses is primarily due to the additions of our subsidiary, Unwall Technologies Holdings Sdn Gld.

Professional Fees

We incurred a total of $9,629 in professional fees during the three months ended February 28, 2013 as compared to $8,000 during the three months ended February 29, 2012. Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

Liquidity and Capital Resource
Working Capital Deficit

	At	At
	February 28,	November 30,
	2013	2012
Current Assets	$2,177	$10,169
Current Liabilities	$213,353	$160,862
Working Capital	$(211,176)	$(150,693)
Cash Flows
	For the Three Month Periods Ended
	February 28,	February 29,
	2013	2012
Net Cash Consumed by Operating Activities	$(51,215		$(3,000)
Net Cash Provided Consumed) by Investing Activities	$(1,321)	$	- Nil -
Net Cash Provided by Financing Activities	$44,596		$3,000
Effect of currency rate changes	$(52)		-
Net Cash Consumed	$(7,992)	$	- Nil -

Working Capital Needs:

As of February 28, 2013, we had negative working capital of $211,176. Over the next 12 months, we will require approximately $270,000 to sustain our working capital needs as follows:

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

Cash Flows

Operating Activities:

Net cash consumed by operating activities was $51,215 for the three months ended February 28, 2013 and $3,000 for the three months ended February 29, 2012.

Investing and Financing Activities:

For the three months ended February 28, 2013, we consumed cash in investing activities that totaled $1,321 compared to -NIL- for the 2012 period.
.
Our cash flows from financing activities during the three month period ended February 28, 2013 were $44,596 which was provided by shareholder loans to fund our working capital needs. Additional capital will be required to fund our working capital needs.  We may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not consider taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

During the three months ended February 28, 2013 the Board of Directors approved a sale of 75,000,000 shares of our Common Stock to Great On Technologies Holdings Ltd., our majority shareholder, for $75,000.  However, as of February 28, 2013, the shares had not yet been issued.

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

Recent Accounting Pronouncements

The Company has analyzed recent Accounting Standards Updates issued and has determined that none are anticipated to have a material impact on the Company’s financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the quarter ended February 28, 2013.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 11th day of April, 2013.

UNWALL INTERNATIONAL INC.

BY:	TESHEB CASIMIR

/s/	TESHEB CASIMIR
Principal Executive Officer Principal Financial Officer and Principal Accounting Officer