Form 10-Q
period 2013-05-31
UNWALL INTERNATIONAL INC
filed 2013-07-19
CIK 1423586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2013

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
 YES ☐      NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,818,046 shares of common stock as of June 30, 2013.

UNWALL INTERNATIONAL, INC.
FINANCIAL STATEMENTS
MAY 31, 2013

UNWALL INTERNATIONAL INC. (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	May 31, 2013	November 30, 2012
ASSETS

Current Assets:
Cash	$8,238	$10,169
Total current assets	8,238	10,169
Fixed Assets:
Property plant and equipment	24,684	23,574
Less: accumulated depreciation	(569)	(59)
Net property plant and equipment	24,115	23,515
Other Assets
Deposits	2,247	2,267
Total Assets	$34,600	$35,951
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$12,226	$9,146
Deferred revenue	1,303	1,314
Due to shareholder	272,217	150,402
Total liabilities	285,746	160,862
Shareholders’ Deficit:
Preferred stock - Class A – authorized, 100,000,000
shares of $.001 par value; issued and outstanding, 750,000	750	750
Common stock – authorized, 100,000,000
shares of $.001 par value; issued and outstanding, 23,818,046	23,818	23,818
Capital in excess of par value	6,585,880	6,585,880
Deficit accumulated prior to development stage	(6,650,388)	(6,650,388)
Deficit accumulated during the development stage	(212,413)	(84,807)
Accumulated other comprehensive income (loss)	1,207	(164)
Total shareholders deficit	(251,146)	(124,911)
Total Liabilities and Shareholders’ Deficit	$34,600	$35,951

The accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Six Months Ended May 31, 2013 May 31, 2012		Loss Accumulated During the Development Stage (From September 1, 2012)
Expenses:
Selling and Administrative Expenses	$127,606	$18,895	$212,413
Operating loss	(127,606)	(18,895)	(212,413)

Other income (expense):	-	-	-

Net loss	(127,606)	(18,895)	(212,413)

Other comprehensive income (loss):
Currency rate changes	1,371	-	1,207
Total comprehensive loss	$(126,235)	$(18,895)	$(211,206)

Loss Per Share -
Basic and Diluted	$-	$-

Weighted average number of common shares outstanding	23,818,046	23,818,046

These accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended May 31, 2013 May 31, 2012		Loss Accumulated During the Development Stage (From September 1, 2012)
Expenses:
Selling and Administrative Expenses	$65,672	$9,215	$212,413
Operating loss	(65,672)	(9,215)	(212,413)

Other income (expense):	-	-	-

Net loss	(65,672)	(9,215)	(212,413)

Other comprehensive income (loss):
Currency rate changes	(681)	-	1,207
Total comprehensive loss	$(66,353)	$(9,215)	$(211,206)

Loss Per Share -
Basic and Diluted	$-	$-

Weighted average number of common shares outstanding	23,818,046	23,818,046

These accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

			During
			Development
	Six Months Ended		Stage (From
	May 31,	May 31,	September 1,
	2013	2012	2012)
CASH FLOWS FROM OPERATIONS:
Net loss	$(127,606)	$(18,895)	$(212,413)
Adjustments required to reconcile net loss to net cash
consumed by operating activities:
Charges and credits not involving the use of cash:
Depreciation	513	-	572
Changes in assets and liabilities:
Increase in rental deposits			(2,261)
Decrease in accrued expenses			(3,654)
Increases in accounts payable	3,090	7,235	12,236
Increase in deferred revenue	-	-	1,311

Net Cash Consumed by Operating Activities	(124,003)	(11,660)	(204,209)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchases of plant, property and equipment	(1,322)	-	(24,841)

Net Cash Consumed by Investing Activities	(1,322)	-	(24,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	123,468	11,660	237,338

Net Cash Provided by Financing Activities	123,468	11,660	237,338

Effect on cash of currency rate changes	(74)	-	(50)
Net change in cash	(1,931)	-	8,238

Cash balance, beginning of period	10,169	-	-

Cash balance, end of period	$8,238	$-	$8,238

The accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Unwall International, Inc. (the “Company”) as of May 31, 2013 and for the three and six month periods ended May 31, 2013 and May 31, 2012 and for the period September 1, 2012 to May 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three and six  month  periods ended May 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2013. The Company was a "shell" company as defined by SEC Rule 12b-2 until it began development stage operations on September 1, 2012.  The Company is currently a development stage entity.

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

2. SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during any of the periods presented. There were no non-cash investing or financing activities during any of the periods presented.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced losses, has a working capital deficiency of $277,508, has an accumulated deficit of $6,862,801 and does not presently have sufficient resources to accomplish its objectives during the next twelve months.  The Company has a substantial dependence on the success of its Malaysian operating subsidiary.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, are to raise necessary funds through shareholder loans.

4. CONTINGENCY

The Company does not carry insurance.

5. SHAREHOLDER LOANS

The shareholder loans are non-interest bearing demand loans.

UNWALL INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013
(Unaudited)

6.PRINCIPLE OF  CONSOLIDATION

The consolidated financial statements represent the combined results of Unwall International, Inc. and its wholly owned subsidiary, Unwall Technologies Holdings, Sdn Ghd.  All intercompany balances have been eliminated.

The Company began development stage activities through its wholly owned Malaysian subsidiary, Unwall Technologies Holdings, Sdn Ghd. on September 1, 2012.

7.FOREIGN CURRENCY TRANSACTIONS

Unwall Technologies Holdings operates as an independent business unit in Malaysia; its functional currency is the Malaysian Ringit.  Currency translation adjustments are included in comprehensive income.

The Company does not engage in hedging transactions to offset the risk of exchange rate fluctuations.

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

On October 30, 2012, we completed the incorporation and registration of Unwall Technologies Holdings SDN.BHD, a wholly-owned Malaysian subsidiary (“Unwall Technologies”), which commenced operations to offer mobile apps through its website, www.uwii.org .  The website is expected to become operational in the second half of 2013, and, with the features provided by the mobile apps, users will be able to view / post status, view / post photos, chat with friends and play games using their mobile devices.  The Company also intends to add web-enabled games to the website.  Marketing campaigns are planned to promote the website in Indonesia and in China during 2013. The Company expects to begin generating revenue through web advertisement in 2013.

The Company director and key manager have initiated voluntary reductions in their contract salaries until the Company becomes profitable.

We have not been involved in any bankruptcy, receivership or similar proceeding.

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing the six months ended May 31, 2013 to the six months ended May 31, 2012.

	Six Months Ended

	May 31, 2013	May 31, 2012
Revenues	$ - Nil -	$- Nil -
Selling and Administrative Expenses	$127,606	$18,895
Net Loss from Operations	$(127,606)	$(18,895)

Expenses

Our expenses for the six months ended May 31, 2013 and May 31, 2012 were as follows:

	Six Months Ended
	May 31, 2013	May 31, 2012

Professional Fees	$22,424	$$11,400
Office and Miscellaneous Expense	2,874	7,495
Travel and entertainment	7,329	-
Computer expense	31,497	-
		-
Rent	6,792	-
Wages and salaries	56,690	-

Total Expenses	$127,606	$18,895

For the six months ended May 31, 2013, our total operating expenses were $127,606  as compared to $18,895 for the six months ended May 31, 2012. The change in operating expenses is primarily due to the expenses of our Unwall Technologies subsidiary, which was not established until October, 2012.

Professional Fees

We incurred a total of $22,424 in professional fees for the six months ended May 31, 2013 as compared to $11,400 during the six months ended May 31, 2012.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

Liquidity and Capital Resource

Working Capital Deficit

	At	At
	May 31,	May 31,
	2013	2012

Current Assets	$8,238	$ -Nil-
Current Liabilities	$285,746	$36,521
Working Capital	$(277,508)	$(36,521)

Cash Flows

	Six months ended	Six months ended
	May 31,	May 31,
	2013	2012

Net Cash Consumed by Operating Activities	$(124,003)	$(11,660)
Net Cash Provided (Consumed) by Investing Activities	$(1,322)	$ - Nil -
Net Cash Provided by Financing Activities	$123,468	$11,660
Effect on cash of currency rate change	(74)
Net Cash Consumed	$(1,931)	$ -Nil-

Working Capital Needs:

As of May 31, 2013, we had  a working capital deficit of $277,508.   Over the next 12 months, we will require approximately $270,000 to sustain our working capital needs as follows:

Professional fees	$20,000
Other	5,000
Unwall Technology operating expense	245,000

Total	$270,000

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

Cash Flows

Operating Activities:

Net cash consumed by operating activities was $124,003  for the six months ended May 31, 2013 and $11,660 for the six months ended May 31, 2012.

Investing and Financing Activities:

For the six months ended May 31, 2013, we invested $1,322 in fixed assets; during that six month period ended May 31,2012  we had no investing activities.  During the six months ended May 31, 2013 the Board of Directors approved a sale of 75,000,000 shares of our Common Stock to Great On Technologies Holdings Ltd., our majority shareholder, for $75,000.  However, as of May 31, 2013, the shares had not yet been issued and the funds had not been received.

Our cash flows from financing activities during the six month period ended May 31, 2013 were $123,468 compared to the six months ended May 31, 2012 when such cash flows were $11,660.  All such cash flows from financing activities were provided by shareholder loans  to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the quarter ended May 31, 2013.

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.        EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

*Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of July, 2013.

UNWALL INTERNATIONAL INC.

BY: /s/	TESHEB CASIMIR TESHEB CASIMIR
Principal Executive Officer Principal Financial Officer and Principal Accounting Officer