Form 10-Q
period 2013-08-31
UNWALL INTERNATIONAL INC
filed 2013-10-21
CIK 1423586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2013
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
YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,818,046 shares of common stock as of August 31, 2013.

UNWALL INTERNATIONAL, INC.
FINANCIAL STATEMENTS
AUGUST 31, 2013

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION

UNWALL INTERNATIONAL INC. (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	August 31, 2013	November 30, 2012
ASSETS
Current Assets:
Cash	$-	$10,169
Total current assets	-	10,169
Fixed Assets:
Property plant and equipment	23,028	23,574
Less: accumulated depreciation	(771)	(59)
Net property plant and equipment	22,257	23,515
Other Assets
Deposits	-	2,267
Total Assets	$22,257	$35,951
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$12,763	$9,146
Deferred revenue	-	1,314
Due to shareholder and director	266,918	150,402
Total liabilities	279,681	160,862
Shareholders’ Deficit:
Preferred stock - Class A – authorized, 100,000,000 shares of $.001 par value; issued and outstanding, 750,000	750	750
Common stock – authorized, 100,000,000
shares of $.001 par value; issued and outstanding, 23,818,046	23,818	23,818
Capital in excess of par value	6,585,880	6,585,880
Deficit accumulated prior to development stage	(6,650,388)	(6,650,388)
Deficit accumulated during the development stage	(228,829)	(84,807)
Accumulated other comprehensive income (loss)	11,345	(164)
Total shareholders deficit	(257,424)	(124,911)
Total Liabilities and Shareholders’ Deficit	$22,257	$35,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNWALL INTERNATIONAL INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended August 31, 2013 August 31, 2012		Loss Accumulated During the Development Stage (From September 1, 2012)
Expenses:
Selling and Administrative Expenses	$37,590	$22,314	$52,940
Operating loss of continuing entity	(37,590)	(22,314)	(52,940)
Net loss from continuing operations, accumulated during development stage	(37,590)	-	(52,940)
Net loss from discontinued operations,accumulated during development stage	(106,432)	-	(175,889)
Net loss accumulated during development stage	(144,022)	-	(228,829)
Net loss prior to development stage	-	(22,314)	-
Other comprehensive income (loss): of discontinued entity	-		-
Foreign currency adjustments	11,509	-	11,345
Total comprehensive loss - continuing operations	$(37,590)	$(22,314)	$(52,940)
Total comprehensive loss - discontinued entity	(94,923)	-	(164,544)
Total comprehensive loss	$(132,513)	$(22,314)	$(217,484)
Loss Per Share -
Basic and Diluted - continuing entity	$-	$-
Basic and Diluted - discontinued entity	-	-
Total	(.01)
Weighted average number of common shares Outstanding	23,818,046	23,818,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNWALL INTERNATIONAL INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended August 31, 2013 August 31, 2012		Loss Accumulated During the Development Stage (From September 1, 2012)
Expenses:
Selling and Administrative Expenses	$15,780	$3,419	$52,940
Operating loss of continuing entity	(15,780)	(3,419)	(52,940)
Net loss accumulated from continuing operations, during development stage	(15,780)	-	(52,940)
Net loss accumulated from discontinued operations, during development stage	(636)	-	(175,889)
Net loss accumulated during development stage	(16,416)	-	(228,829)
Net loss prior to development stage	-	(3,419)	-
Other comprehensive income (loss): of discontinued entity -
foreign currency adjustments	10,138	-	11,345
Total comprehensive loss - continuing operations	$(15,780)	$(3,419)	$(52,940)
Total comprehensive loss - discontinued entity	9,502	-	(164,544)
Total comprehensive loss	$(6,278)	$(3,419)	$(217,484)
Loss Per Share -
Basic and Diluted - continuing entity	$-	$-
Basic and Diluted - discontinued entity	-	-
Weighted average number of common shares Outstanding	23,818,046	23,818,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNWALL INTERNATIONAL INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			During
			Development
	Nine Months Ended		Stage (From
	August 31,	August 31,	September 1,
	2013	2012	2012)
CASH FLOWS FROM OPERATIONS:
Net loss from continuing operations	$(37,590)	$(22,314)	$(52,940)
Adjustments required to reconcile net loss to net cash
consumed by operating activities:
Charges and credits not involving the use of cash:
Depreciation	761	-	761
Changes in assets and liabilities:
Increase in rental deposits	-	-	-
Decrease in accrued expenses	-	-	-
Increases in accounts payable	1,565	2,654	7,056
Increase in deferred revenue	-	-	-
Net Cash Consumed by Operating Activities of continuing operation	(35,264)	(19,660)	(45,123)
Net Cash Consumed by Operating Activities of discontinued operations	(103,314)	-	(173,661)
Net Cash Consumed by Operating Activities	(138,578)	(19,660)	(218,784)
CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchases of plant, property and equipment		-
Net Cash Consumed by Investing Activities of continuing operation	-	-	-
Net Cash Consumed by Investing Activities of discontinued operations	(1,301)	-	(24,820)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	36,025	19,660	45,884
Net Cash Provided by Financing Activities of continuing operations	36,025	19,660	45,884
Net Cash Provided by Financing Activities of discontinued operations	93,858	-	197,869
Net Cash Provided by Financing Activities	129,883	19,660	243,753
Effect on cash of currency rate changes	(173)	-	(149)
Net change in cash	(10,169)	-	-
Cash balance, beginning of period	10,169	-	-
Cash balance, end of period	$-	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNWALL INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Unwall International, Inc. (the “Company”) as of August 31, 2013 and for the three and nine month periods ended August 31, 2013 and August 31, 2012 and for the period September 1, 2012 to August 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three and nine month periods ended August 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2013. The Company was a "shell" company as defined by SEC Rule 12b-2 until it began development stage operations on September 1, 2012. The Company is currently a development stage entity.

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

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced losses, has a working capital deficiency of $279,681, has an accumulated deficit of $6,879,217 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. The Company has closed its Malaysian operating subsidiary.  It has opened a new social lending division which will incur substantial development costs.  The Company has substantial dependence on the success of this new project. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, are to raise necessary funds through shareholder loans.

4. CONTINGENCY

The Company does not carry insurance.

5. SHAREHOLDER LOANS

The shareholder loans are non-interest bearing demand loans.

UNWALL INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013
(Unaudited)

6.PRINCIPLE OF CONSOLIDATION

The consolidated financial statements represent the combined results of Unwall International, Inc. and its wholly owned subsidiary, Unwall Technologies Holdings, Sdn Ghd. All intercompany balances have been eliminated.

7.DISCONTINUED OPERATIONS

The Company began development stage activities through its wholly owned Malaysian subsidiary, Unwall Technologies Holdings, Sdn Ghd. on September 1, 2012.  Operations of the Malaysian subsidiary effectively ceased on June 1, 2013.  The equipment and software owned by the subsidiary is being utilized by the Company in its new development activity of creating a web based social lending network.  Unwall International will assume liability for the remaining accounts payable of the subsidiary.  Three key personnel from Unwall Technologies have been hired as consultants for this new development activity.

8.FOREIGN CURRENCY TRANSACTIONS

Unwall Technologies Holdings operated as an independent business unit in Malaysia; its functional currency is the Malaysian Ringit. Currency translation adjustments are included in comprehensive income.  The subsidiary is currently inactive.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation
From November 30, 2007 until April 2009, our operations were that of distribution of alternative health products. Upon further market research, it was determined that pursuing the marketing and sale of such product was not as profitable as previously projected. Therefore, all efforts relating to the distribution and marketing ceased. In April 2009, we commenced operations relating to the distribution of the certain systems which were intended to convert a variety of waste materials to marketable by-products. This business was discontinued by March 31, 2011.

On October 30, 2012, we completed the incorporation and registration of Unwall Technologies Holdings SDN.BHD, a wholly-owned Malaysian subsidiary (“Unwall Technologies”), which commenced operations to offer mobile apps through its website, www.uwii.org .  These business operations were discontinued on or about June 1, 2012 and Unwall International formed a lending division to create a web-based social lending network.

The Company director and key manager have initiated voluntary reductions in their contract salaries until the Company becomes profitable.  These salaries have been waived.

We have not been involved in any bankruptcy, receivership or similar proceeding.

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing the nine months ended August 31, 2013 to the nine months ended August 31, 2012.
	Nine Months Ended
	August 31, 2013	August 31, 2012
Revenues	$ - Nil -	$- Nil -
Selling and Administrative Expenses	$37,590	$22,314
Total Comprehensive Loss	$(132,513)	$(22,314)

Expenses shown are those of continuing operations only.  The comprehensive loss includes expenses of the discontinued subsidiary and foreign currency adjustments.

Expenses
Our expenses for the nine months ended August 31, 2013 and August 31, 2012 were as follows:
	Nine Months Ended
	August 31, 2013	August 31, 2012

Selling and administrative Expenses	$37,590	$$22,314

For the nine months ended August 31, 2013, our total operating expenses were $37,590 as compared to $22,314 for the nine months ended August 31, 2012. The change in operating expenses is primarily due to the expenses of the continuing operations of our Unwall International Lending Division, which was not established until October, 2012.

Liquidity and Capital Resource
Working Capital Deficit
	At	At
	August 31,	August 31,
	2013	2012
Current Assets	$ -Nil-	$ -Nil-
Current Liabilities	$279,681	$39,940
Working Capital	$(277,508)	$(39,940)
Cash Flows
	Nine months ended	Nine months ended
	August 31,	August 31,
	2013	2012
Net Cash Consumed by Operating Activities of Continuing Operations	$(35,264)		$(19,660)
Net Cash Consumed by Operating Activities of Discontinued Operations	$(103,314)	$	(-0-)
Net Cash Provided (Consumed) by Investing Activities of Discontinued Operations	$(1,301)	$	- Nil -
Net Cash Provided by Financing Activities of Continuing Operations	$36,025		$19,660
Net Cash Provided by Financing Activities of Discontinued Operations	$93,858		$-0-
Effect on Cash Of currency rate change	$(173)	$	-Nil-

Net Cash Consumed	$(10,169)	$	-Nil-

Working Capital Needs:
As of August 31, 2013, we had a working capital deficit of $279,681. Over the next 12 months, we will require approximately $270,000 to sustain our working capital needs as follows:
Professional fees	$20,000
Other	5,000
Unwall lending division operating expense	245,000
Total	$270,000

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

Cash Flows

Operating Activities:
Net cash consumed by operating activities of continuing operations was $35,264 for the nine months ended August 31, 2013 and $19,660 for the nine months ended August 31, 2012   For discontinued operations, net cash consumed was $103,314 and $-0- for the respective comparable 2013 and 2012 periods.

Investing and Financing Activities:
For the nine months ended August 31, 2013, we invested $1,301 in fixed assets; during the nine month period ended August 31, 2012 we had no investing activities. During the nine months ended August 31, 2013 the Board of Directors approved a sale of 75,000,000 shares of our Common Stock to Great On Technologies Holdings Ltd., our majority shareholder, for $75,000. However, as of August 31, 2013, the shares had not yet been issued and the funds had not been received.

Our cash flows from financing activities during the nine month period ended August 31, 2013 were $36,025 for continuing operations and $93,858 for discontinued operations compared to the nine months ended August 31, 2012 when such cash flows were $19,660 for continuing operations and $-0- for discontinued operations. All such cash flows from financing activities were provided by shareholder loans to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

Recent Accounting Pronouncements

The Company has analyzed the Accounting Standards Updates that were issued after November 30, 2012 and have determined that none are anticipated to have a material impact on the Company’s financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the quarter ended August 31, 2013.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting
.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this ___th day of October, 2013.

UNWALL INTERNATIONAL INC.
BY:	TESHEB CASIMIR
/s/	TESHEB CASIMIR
Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer