Form 10-Q/A
period 2013-08-31
UNWALL INTERNATIONAL INC
filed 2013-10-21
CIK 1423586

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

UNWALL INTERNATIONAL, INC.
FINANCIAL STATEMENTS
AUGUST 31, 2013

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q is filed for the sole purpose of adding the filing date and certification date to the undated Form 10-Q that was filed earlier today.

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

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T **

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
** Incorporated by reference to Form 10-Q filed October 21, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 21st day of October, 2013.

UNWALL INTERNATIONAL INC.
BY:	TESHEB CASIMIR
/s/	TESHEB CASIMIR
Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer