Form 10-K
period 2013-11-30
UNWALL INTERNATIONAL INC
filed 2014-08-08
CIK 1423586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2013
☐  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes   ☐  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter. The aggregate market value held by non-affiliates as at July 29, 2014 was approximately $10,231,491.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 23,818,046 shares of common stock outstanding as of July 29, 2014.

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

Current Business

On October 30, 2012, we completed the incorporation and registration of Unwall Technologies Holdings SDN.BHD, a wholly-owned Malaysian subsidiary (“Unwall Technologies”), which commenced operations to offer mobile apps through its website, www.uwii.org .  The Company planned to introduce applications for mobile devices in the first half of 2013 and web applications later in the year.  This venture was discontinued May 31, 2013 and the business closed by August 31, 2013.  The subsidiary does still exist with no assets or liabilities remaining.

Development began on a web based social lending division.  So far, this business has not proceeded beyond initial plans for a joint venture and, as a result the Company has reverted to shell company status.

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

***You should read the following risk factors carefully before purchasing our common stock. ***

The Company likely will require continuing financial support from its officers, directors or principal stockholder to sustain operations, but such support is not assured

The Company’s planned business of digital lending will require significant cash advances from its officers, directors or principal stockholder to pay operating expenses, general and administrative costs and the substantial fees and expenses of the Company being a public company.  These advances will be booked as debt owed to the officers, directors or principal stockholder, and the Company may issue stock in payment of the advances.

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

Although the Company’s common stock is quoted on OTCMarkets, for over 12 months trading has been sporadic and low volume.  We cannot be certain that a sufficiently active market will develop to allow you to sell your shares. Accordingly, a purchase of the shares must be considered a long term investment and only for investors who can tolerate the loss of their entire investment.  In addition to the risks of investing in our stock, there are separate risks associated with investing in and trading the stock of companies through OTCMarkets, including:

•
Absence of listing standards.  Companies listed on NASDAQ or national stock exchanges have to maintain strict standards of corporate governance (a majority of independent directors, and audit, compensation, and nominating committees comprised of independent directors), a minimum stock price, and various matters which have to be approved by shareholders.  OTCMarkets traded companies are not subject to such standards.

•	Inefficient trading and lower liquidity. Stockholders of OTCMarkets companies frequently have difficulty in getting buy/sell orders filled promptly, and/or at expected prices.

•
Lower trading volume.  Though some OTCMarkets companies experience occasional periods of heavy trading, many OTCMarkets companies have lower trading volume, which contributes to the illiquidity of investing in such companies.

The OTCMarkets is separate and distinct from the NASDAQ stock market. NASDAQ has no business relationship with issuers of securities quoted on the OTC Bulletin Board. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on  OTCMarkets.

 Although the NASDAQ stock market has rigorous listing standards to ensure the high quality of its issuers, and can delist issuers for not meeting those standards, OTCMarkets has no listing standards. Rather, it is the market maker who chooses to quote a security on the system, files the application, and is obligated to comply with keeping information about the issuer in its files. FINRA cannot deny an application by a market maker to quote the stock of a company. Investors may have greater difficulty in getting orders filled because our stock trades on OTCMarkets rather than on NASDAQ. Investors’ orders may be filled at a price much different than expected when an order is placed. Trading activity in general is not conducted as efficiently and effectively as with NASDAQ-listed securities. Investors must contact a broker-dealer to trade OTCMarkets securities. Investors do not have direct access to the OTCMarkets service and there only has to be one market maker.

Because OTCMarkets stocks are usually not followed by analysts, there may be lower trading volume than for NASDAQ-listed securities.

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

Our discontinued Unwall Technologies business was focused in Malaysia.  It is possible that our planned digital lending business may also target the Malaysian market.  There have been numerous high-profile corruption cases.  Allegedly, market-based principles are not applied incases involving individuals with high – level political access.  It is alleged that Malaysian business executives rank corruption as one of the most problematic factors for doing business in Malaysia.  The government has recognized the problem and promised to curb corruption, but the results have so far not met expectations.  As a United States company, the Company is subject to United States laws making it illegal to pay bribes to foreign officials, which may make the Company less competitive in winning business in Malaysia in competition with non-United States companies.

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

Our discontinued Unwall Technologies  business also focused on Indonesia.  It is possible that our planned digital lending business may also target the Indonesian market.  Reported risks of doing business in Indonesia are similar to Malaysia, but allegedly much worse, with the country historically reported to be riddled with endemic corruption.  Again, to the extent that these reports are true, the Company could be very seriously disadvantaged as an American company prohibited by law from bribing foreign officials.

Risks Related to Doing Business in China

Certain important certificates, permits, and licenses are subject to PRC governmental control and renewal, and the failure to obtain renewal would adversely impact our business.

It is possible that we will also target the digital lending business in the Peoples Republic of China (PRC) as well as in Indonesia and Malaysia . Doing business in the PRC is subject to compliance with numerous permits and licenses.  Licenses and permits must be complied with and renewed periodically.  During the application or renewal process, businesses will be evaluated and re-evaluated by the appropriate governmental authorities and must comply with the prevailing standards and regulations, which may change from time to time. In the event that the company with which were merger is not able to obtain or renew the certificates, permits and licenses, all or part of the combined companies’ PRC operations may be suspended by the government, which would have a material adverse effect on our business and financial condition. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of the operations, it may adversely affect our results of operations and profitability.

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

Since any future assets of the Company will likely be located outside the United States,  it will be extremely difficult to acquire jurisdiction and enforce liabilities against the Company and our officers, directors and assets based in China.

While the Company presently has no assets, a full impairment having been taken upon discontinuation of our Unwall Technologies business, it is possible that our planned digital lending business will acquire assets.  Although the Company is a Nevada corporation, our officers and directors reside outside of the United States and all our assets will likely be located outside the United States.  As a result, it may be difficult or impossible to effect service of process within the United States upon the directors or officers, or enforce against any of them court judgments obtained in United States’ courts, including judgments relating to United States federal securities laws.  In addition, there is uncertainty as to whether the courts of the PRC or Hong Kong would recognize or enforce judgments of United States’ courts obtained against us predicated upon the civil liability provisions of the securities laws of the United States, or have jurisdiction to hear original actions brought in the United States predicated upon the securities laws of the United States. Furthermore, it would be extremely difficult to access those assets to satisfy an award entered against us in United States courts.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Market Information

We are quoted on OTCMarkets under the symbol “UWII” .  The following table sets forth the high and low bid price per share of our common stock for the periods presented.

Quarter Ended	High	Low

February 29, 2012	$3.00	$0.01
May 31, 2012	$3.00	$2.40
August 31, 2012	$3.00	$1.25
November 30, 2012	$3.60	$1.01
February 28, 2013	$3.60	$1.25
May 31, 2013	$4.00	$0.90
August 31, 2013	$4.35	$2.00
November 30, 2013	$4.00	$1.60

Stockholders of Our Common Shares

As of November 30, 2013, we had 23,818,046 shares of our common stock outstanding and 750,000 shares of our Series A Preferred Stock outstanding, which share amounts were unchanged from November 30, 2012.

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

Stock Option Plan

On September 23, 2009, our Board of Directors adopted a stock option plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan provides for the issuance of up to 13,334 shares to assist us in retaining those officers, employees, consultants or directors whose services would contribute to our success. As of November 30, 2013 there were no options granted.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2013.

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

Not accounting for our working capital deficiency of $(113,907) as of November 30, 2013, we require additional funds of approximately $200,000 to cover ongoing general and administrative expenses as a public company as well as minimal initial expenses for our planned digital lending business.  We do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through private placement of debt or equity to our existing shareholders.

Our auditors have issued a going concern opinion for our year ended November 30, 2013. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. As we had no cash on hand and a working capital deficiency in the amount of $(113,907) as of November 30, 2013, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2014.

Research and Development

We do not intend to allocate any funds to research and development over the twelve months ending November 30, 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances from November 30, 2012 to November 30, 2013.

	Year Ended
	November 30
	2013	2012
Revenue Sales – retail	$0	$0
Selling and Administrative Expenses / Cost of Sales	$58,616	$107,121
Operating loss continuing operations	(58,616)	(107,121)
Operating loss discontinued operations	(144,296)
Currency rate changes discontinued operations	6,755
Net (loss)	$(196,157)	$(107,121)

Other income

Expenses

Our expenses for the fiscal year ended November 30, 2013 and 2012 are as follows:

	November 30
	2013	2012
Consultation Fees	$14,400	$-
Office / General Administrative	31,917	15,941
Professional Fees	42,616	29,257
Rent or lease of buildings	12,741	3,392
Payroll	65,967	35,601
Loss on closing operations	23,653	-
Other	11,618	22,930
	$202,912	$107,121

For the year ended November 30, 2013, our total operating expenses from continuing operations were $58,616 as compared to $107,121 for the year ended November 30, 2012. However, operating expenses from discontinued operations were $144,296 fiscal 2013 versus $-0- in 2012.  The increase in overall operating expenses is primarily due to the attempted startup of our Unwall Technologies subsidiary, which was later discontinued.

Professional Fees

We incurred a total of $ 42,616 in professional fees in the year ended November 30, 2013 compared to $29,257 in the year ended November 30, 2012.  The higher level of professional fees is generally attributable to our decision to discontinue the Unwall Technologies business.

Liquidity and Capital Resource

Working Capital

	At	At
	November 30,	November 30,
	2013	2012

Current Assets	$-	$10,169
Current Liabilities	$113,907	$160,862
Working Capital	$(113,907)	$(150,693)

Cash Flows

	At	At
	November 30,	November 30,
	2013	2012

Net Cash Consumed by Operating Activities	$(170,867)	$(99,866)
Net Cash Consumed by Investing Activities	$-	$(23,519)
Net Cash Provided by Financing Activities	$160,872	$133,530
Currency Effect	(174)	24
Net Cash Provided (Consumed)	(10,169)	10,169

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

Cash Flows

Operating Activities:

Net cash consumed by operating activities was $(170,867)  in 2013 and $(99,866) in 2012.

Year ended November 30, 2013

Our cash needs increased during the year ended November 30, 2013 to ($170,867) primarily as a result of the discontinuation  of Unwall Technologies.

Year ended November 30, 2012

Our cash needs for operating activities of ($99,866) reflected our early cash needs to establish the Unwall Technologies business as well as the ongoing level of cash that management expects is necessary to maintain us as a public company.

Investing and Financing Activities:

For the fiscal year ended in 2012 we invested $23,519 for computer equipment.  For the fiscal year ended in  2013, we had no investing activities.

Our cash flows from financing activities were $160,872 for the fiscal year ended November 30, 2013 compared to  $133,530 for the fiscal year ended November 30, 2012, which was provided by shareholder loans  to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

Material Commitments

We do not have any material commitments for capital expenditures.

Seasonal Aspects

Management is not currently aware of any seasonal aspects which would affect the results of our operations during any particular time of year.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Going Concern

The Company has experienced losses since its inception and does not presently have sufficient resources to accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or from loans by our directors, officers or shareholders. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any formal arrangements in place for any future debt or equity financing.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

November 30, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders of Unwall International Inc.:

I have audited the accompanying consolidated balance sheets of Unwall International Inc. as of November 30, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for years ended November 30, 2013. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unwall International Inc. as of November 30, 2013 and November 30, 2012, and the results of its operations and cash flows for the years ended November 30, 2013 and November 30, 2012 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, at November 30, 2013 and 2012, the Company had an accumulated deficit of $6,931,516 and $6,735,359, respectively, and has a history of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Michael F. Albanese, CPA

Michael F. Albanese, CPA

August 8, 2014

Parsippany, New Jersey

UNWALL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS NOVEMBER 30, 2013 AND 2012

	2013	2012
ASSETS

Current Assets:
Cash	$-	$10,169
Total current assets	-	10,169

Fixed Assets:
Property plant and equipment	-	23,574
Less: accumulated depreciation	-	(59)
Net property plant and equipment	-	23,515
Other Assets
Deposits		2,267
Total Assets	$-	$35,951

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$17,140	$9,146
Deferred revenue	-	1,314
Due to shareholder	96,767	150,402
Accrued expenses	-	-
Total liabilities	113,907	160,862
Shareholders’ Deficit:
Preferred stock - Class A – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
750,000	750	750
Common stock – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
23,818,046	23,818	23,818
Capital in excess of par value	6,793,041	6,585,880
Accumulated deficit	(6,931,516)	(6,735,359)
Total shareholders deficit	(113,907)	(124,911)
Total Liabilities and Shareholders’ Deficit	$-	$35,951

The accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2013 AND 2012

	2013	2012
Expenses:
Selling and Administrative Expenses	$58,616	$37,664
Operating loss from continuing operations	(58,616)	(37,664)
Operating loss from discontinued operations	(144,296)	(69,457)

Net loss	(202,912)	(107,121)

Other comprehensive income loss:
Currency rate changes - discontinued operations	6,755	(164)
Total loss from continuing operations	(58,616)	(37,664)
Total comprehensive loss from discontinued operations	(137,541)	(69,621)

Total comprehensive loss	$(196,157)	$(107,285)

Loss Per Share -
Basic and Diluted	$-	$-

Weighted average number of common shares outstanding	23,818,046	23,818,046

These accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT
FOR THE YEARS ENDED NOVEMBER 30, 2013 AND 2012

							Accumulated
	Common Stock		Preferred Stock		Capital in Excess of	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Par Value	Deficit	Loss	Total

Balance November 30, 2011	23,818,046	$23,818	750,000	$750	6,585,880	$(6,628,074)		$(17,626)

Net loss for period						(107,121)	(164)	(107,285)

Balance November 30, 2012	23,818,046	$23,818	750,000	$750	$6,585,880	$(6,735,195)	$(164)	$(124,911)

Net loss for period						(202,912)	6,755	(196,157)
Transfer on closing of discontinued operation - comprehensive income						6,591	(6,591)
Transfer on closing of discontinued operation -UTH directors account					207,161			207,161

Balance November 30,2013	23,818,046	$23,818	750,000	$750	$6,793,041	$(6,931,516)	$-	$(113,907)

The accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2013 AND 2012

	2012	2011
CASH FLOWS FROM OPERATIONS:
Net loss	$(58,616)	$(37,664)
Adjustments required to reconcile net loss to net cash
consumed by operating activities:
Charges and credits not involving the use of cash:

Changes in assets and liabilities:

Increase in accounts payable	7,995	9,146

Net Cash Consumed by Operating Activities
Continued operations	(50,621)	(28,518)
Discontinued operations	(120,246)	(71,348)
Total	(170,867)	(99,866)

CASH FLOWS USED FOR INVESTING ACTIVITIES:

Net Cash Consumed by Investing Activities
Continued operations	-	-
Discontinued operations	-	(23,519)
Total	-	(23,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	50,622	46,145

Net Cash Provided by Financing Activities:
Continued operations	50,622	46,145
Discontinued operations	110,250	87,385
Total	160,872	133,530

Effect on cash of currency rate changes
Discontinued operations	(174)	24

Net increase (decrease) in cash	(10,169)	10,169

Cash balance, beginning of period	10,169	-

Cash balance, end of period	$-	$10,169

The accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013

1. ORGANIZATION AND BUSINESS

Organization of Company

The Company was incorporated in the State of Nevada on June 7, 2007 for the purpose of distributing an electronic non-invasive acupuncture pen.

The Company ceased operations related to the acupuncture pen during 2009 and turned its attention to other  business opportunities in energy conversion and waste disposal.   Although several licensing and joint venture agreements were developed, this venture did not result in a viable business. This business segment ceased operations in March of 2011, and the Company became a "shell" company as defined by SEC Rule 12-62.  On August 1, 2012, the Company began a new business.  The new business enterprise was initiated with the creation of a wholly owned subsidiary, Unwall Technologies Holdings, Sdn. Ghd (Technologies), a Malaysian corporation incorporated on July 12, 2012.  The Company planned to introduce applications for mobile devices in the first half of 2013 and web applications later in the year.  This venture was discontinued May 31, 2013 and the business closed by August 31, 2013.  The subsidiary Corporation does still exist with no assets or liabilities remaining.

Development began on a web based social lending division.  This development ended before October 31, 2013 with no results and the Company once again became a “shell” company with no assets or operations.

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

Concentrations

The Company's business operations were in Malaysia and consisted of a single project as described.

 UNWALL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013

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

UNWALL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment

The Company currently has no assets.

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

The Company began new development stage activities on September 1, 2012 under new ownership and was again considered a development stage company.  These activities ceased by May 31, 2013 and new development attempts were not successful.  The Company is once again a “shell” company.

4. RELATED PARTY TRANSACTIONS

On September 7, 2011 a group consisting of Great on Technology Holdings Limited, a Hong Kong LLC, and other investors purchased all of the issued and outstanding shares of the Company.  As a part of that transaction, the outstanding series A preferred shares were increased from 710,890  to 750,000 shares

UNWALL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013

5. AMOUNTS DUE TO SHAREHOLDERS

Schedule of Shareholder and Director loans:

	Unwall Technologies		Unwall International
	MYR	USD	USD	Total
Beginning balance	317,348	104,257	46,145	150,402

Advances	396,021	127,881	50,622	178,503

Repayments	(54,597)	(17,630)	-	(17,630)
Currency effect		7,347		7,347
	658,772	207,161	96,767	303,928

The amount due from Unwall Technologies Holdings was converted to Paid in Capital upon closing of their Development activities in August of 2013.

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

UNWALL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013

7.  EXPENSES

	November 30, 2013		November 30, 2012
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Consultation fees	$14,400	$-	$-	$-
Professional fees	42,616	-	28,950	-
Wages		65,967	-	35,601
Operating expense		31,917	-	16,005
Other expense - net		4,233	8,714	8,494
Travel and entertainment		7,385	-	9,357
Loss on closing of operations		23,653	-	-
Rent	1,600	11,141	-	-
Total Expenses	$58,616	$144,296	$37,664	$69,457

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

2031	$17,626
2032	37,664
2033	58,616

Under pronouncements of the FASB , recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

Tax asset	$38,728
Valuation Allowance	(38,728)
Balance Recognized	$-

The valuation allowance changed by $ 14,654 during the 2013 year.

The Internal Revenue Code permits audits by the Internal Revenue Service for periods up to three years from the date tax returns are filed.  Malaysia has no stated limitation.  Tax returns of the Company are subject to audit for the years ended November 30, 2008, 2009, 2010, 2011, 2012and 2013.

UNWALL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2013

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

11. SUBSEQUENT EVENT

The Company’s Board of Directors has determined to pursue an online lending platform as the basis for its ongoing business. The Board plans to seek an injection of capital in the amount of $200,000 to cover company expenses and overhead while a strategic business plan is drafted to pursue this new business model. It is antipated that these funds will be raised from existing shareholders by private placement of debt or equity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

Effective July 1, 2014, the Company engaged Michael F. Albanese as its independent registered accountant. The Company’s previous auditor, Jeffrey & Company had been barred by the PCAOB on May 6, 2014.

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

As of November 30, 2013, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2013, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended November 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position	Period Serving	Term (1)

Tesheb Casimir	38	Chairman, Interim CFO, Director	September 7, 2011 – June 6, 2014	1 year

(1) Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed.

Tesheb Casimir

Mr. Casimir (age 38) is currently CEO of CNL Ventures Group, Asia Pacific Region. He is responsible for the management and growth of the Asia Pacific Region for the ventures capital markets. Major concentration is in China and Australia for the SNS and it services. He is a corporate lawyer, business consultants in the finance/investment sector. He is fluent in English.

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

Investor Relations

As of November 30, 2013, we have not engaged investor relations professionals.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. As of the year ended November 30, 2013, our officers and directors have complied with Section 16(a) with the exception of Great On Technologies Limited and Teleb Casimir, who have not yet filed Forms 3.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

• our principal executive officer;

• each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2013, 2012 and 2011; and

• up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended November 30, 2013, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Claude Diedrick	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former President,	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CEO, Director	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Rosemary Samuels	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Secretary	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Wang Zheng	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former CEO,	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Director	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Tesheb Casimir, Chairman, Interim CFO, Director	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Options/SAR Grants

During our fiscal year ended November 30, 2013 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended November 30, 2013.

Option Exercises

During our Fiscal year ended November 30, 2013 there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of November 30, 2013 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

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

Name and Address of		Amount and Nature
Beneficial Owner	Title of Class	of Beneficial Owner	% Class (1) (2)
	Officers and Directors:

Tasheb Casimir,Chairman, Interim CFO and Director	Common Stock	0	0%
Room 305, Carpo Commercial Building, 18-20 Lyndhurst Terrace, Central, Hong Kong

	Officers and Directors as a Group	0	0%

Great On Technologies Holdings
Room 305, Carpo Commercial Building, 18-20 Lyndhurst Terrace, Central, Hong Kong	Common Stock	15,947,668	66.96%

Yang Xingliang Hong Kong, China	Common Stock	1,236,000	5.18%

	5% Shareholders as a Group	17,183,668	72.14%

Name and Address of		Amount and Nature
Beneficial Owner	Title of Class	of Beneficial Owner	% Class (1) (2)

Great On Technologies Holdings	Preferred Stock	750,000	100%
Room 305, Carpo Commercial Building, 18-20 Lyndhurst Terrace, Central, Hong Kong

	5% Shareholders and Officers	750,000	100%
	and Directors as a Group

(1)	Based on 23,818,046 common shares outstanding as of November 30, 2013.
(2)	Great On Technologies Holdings is controlled by Tsang Chi Man,.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2013	2012
Audit fees and audit related fees	$19,000	$22,700
Tax fees	-	-
All other fees	-	-

Total	$19,000	$22,700

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
Date: August 8, 2014
	By:	/s/ Tesheb Casimir
Tesheb Casimir
Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Tesheb Casimir	Principal Executive Officer	August 8, 2013
Tesheb Casimir	Principal Financial Officer Principal Accounting Officer