Form 10-Q
period 2014-02-28
UNWALL INTERNATIONAL INC
filed 2014-09-10
CIK 1423586

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2014

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

702-560-4373
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☐    NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐    NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 YES ☒      NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,818,046 shares of common stock as of September 5, 2014.

     UNWALL INTERNATIONAL, INC.
FINANCIAL STATEMENTS
FEBRUARY 28, 2014

UNWALL INTERNATIONAL INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	February 28, 2014	November 30, 2013
ASSETS

Current Assets:

Cash	$-	$-
Total current assets	-	-

Fixed Assets:

Property plant and equipment	-	-
Less: accumulated depreciation	-	-
Net property plant and equipment	-	-

Other Assets

Deposits	-	-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:

Accrued expenses	$24,440	$17,140
Due to shareholder	101,467	96,767

Total liabilities	$125,907	$113,907

Shareholders' Deficit:

Preferred stock - Class A - authorized, 100,000,000 shares of $.001 par value; issued and outstanding, 750,000	750	750
Common stock - authorized, 100,000,000 shares of $.001 par value; issued and outstanding, 23,818,046	23,818	23,818
Capital in excess of par value	6,793,041	6,793,041

Accumulated deficit	(6,943,516)	(6,931,516)
Total shareholders' deficit	(125,907)	(113,907)

Total Liabilities and Shareholders' Deficit	$-	$-

These accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, (Unaudited)

	2014	2013
Expenses:
Selling and Administrative Expenses	$12,000	$9,015
Operating loss from continuing operations	(12,000)	(9,015)
Operating loss from discontinued operations	-	(52,919)

Net loss	(12,000)	(61,934)

Other comprehensive income (loss:)
Currency rate changes -discontinued operations	-	2,052
Total loss from continuing operations	(12,000)	(9,015)
Total comprehensive loss from discontinued operations	-	(50,867)

Total comprehensive loss	$(12,000)	$(59,882)

Loss Per Share -
Basic and Diluted	$-	$-

Weighted average number of common shares outstanding	23,818,046	23,818,046

These accompanying notes are an integral part of these financial statements

UNWALL INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, (Unaudited)

	2014	2013
CASH FLOWS FROM OPERATIONS:
Net loss	$(12,000)	(9,015)
Adjustments required to reconcile net loss to net cash
consumed by operating activities:
Charges and credits not involving the use of cash	-	-
Changes in assets and liabilities:
Increase in accrued liabilities	7,300	3,255

Net Cash Consumed by Operating Activities
Continued operations	(4,700)	(5,760)
Discontinued operations	0	(45,455)
Total	(4,700)	(51,215)

CASH FLOWS USED FOR INVESTING ACTIVITIES	-	-

Net Cash Consumed by Investing Activities:
Continued operations	-	-
Discontinued operations		(1,321)
Total		(1,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	4,700	5,760

Net Cash Provided by Financing Activities:
Continued operations	4,700	5,760
Discontinued operations	-	38,836
Total	4,700	44,596

Effect on cash of currency rate changes
Discontinued operations	-	(52)
Net increase (decrease) in cash	-	(7,992)
Cash balance, beginning of period	-	10,169
Cash balance, end of period	$-	$2,177

The accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(Unaudited)

1.BASIS OF PRESENTATION

The unaudited interim financial statements of Unwall International, Inc. (the “Company”) as of February 28, 2014 and for the three month periods ended February 28, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month period ended February 28, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2014. The Company was a "shell" company as defined by SEC Rule 12b-2 until it began development stage operations on September 1, 2012. The Company was a development stage entity through May 31, 2013 when it discontinued development operations and reverted back to “shell” status.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended November 30, 2013.

2.SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. There were no non-cash investing or financing activities during either of the periods presented.

3.GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continued losses, has a working capital deficiency of $125,907, has an accumulated deficit of $6,943,516 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. The Company has closed its Malaysian operating subsidiary and its social lending division which together incurred substantial development costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, are to raise necessary funds through shareholder loans.

4. CONTINGENCY

The Company does not carry insurance.

5. SHAREHOLDER LOANS

The shareholder loans are non-interest bearing demand loans.

UNWALL INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014
(Unaudited)

6.PRINCIPLE OF CONSOLIDATION

The consolidated financial statements represent the combined results of Unwall International, Inc. and its wholly owned subsidiary, Unwall Technologies Holdings, SdnGhd. All intercompany balances have been eliminated.

7.DISCONTINUED OPERATIONS

The Company began development stage activities through its wholly owned Malaysian subsidiary, Unwall Technologies Holdings, SdnGhd. on September 1, 2012.  Operations of the Malaysian subsidiary effectively ceased on May 31, 2013.  The equipment and software owned by this subsidiary had no material value and were either abandoned or given to employees.  Unwall International has assumed responsibility for any remaining accounts payable of the subsidiary.  A planned social lending division was terminated with no viable development before October 31, 2013.

8.FOREIGN CURRENCY TRANSACTIONS

Unwall Technologies Holdings Sdn Ghd operated as an independent business unit in Malaysia; its functional currency was the Malaysian Ringit. Currency translation adjustments are included in comprehensive income of discontinued operations.  The subsidiary is currently inactive.

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

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing the three months ended February 28, 2014 to the three months ended February 28, 2013.

	Three Months Ended

	February 28, 2014		February 28, 2013
Revenues	$	- Nil -	$	- Nil -
Selling and Administrative Expenses	$	______12,000		$9,015
Net Loss from Continuing Operations	$	______(12,000)		$(9,015)
Net Loss from Discontinued Operations		-		(52,919)

Expenses

Our expenses for the three months ended February 28, 2014 and February 28, 2013 were as follows:

	February 28, 2014		February 28, 2013
Computer Fees	$	-Nil-	$11,808
Professional Fees		12,000	9,629
Selling Expense		-Nil-	3,433
Office and Miscellaneous Expense		-Nil_	5,678
Payroll		-Nil-	31,386
Expenses from Continuing Operations		12,000	9,015
Expenses from Discontinued Operations		-	52,919

Total Expenses		$12,000	$61,934

For the three months ended February 28, 2014, our total operating expenses were $12,000 as compared to $9,015 for the three months ended February 28, 2013.  The change in operating expenses from continuing operations is primarily due to expenses of our Unwall Technologies subsidiary, which was discontinued in 2013, amounted to $52,919.

Professional Fees

We incurred a total of $12,000  in professional fees for the three months ended February 28, 2014 as compared to $9,015 during the three months ended February 28, 2013.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

Liquidity and Capital Resource

Working Capital Deficit

	At	At
	February 28,	November 30,
	2014	2013

Current Assets	$-	$-
Current Liabilities	125,907	96,767
Working Capital	$(125,907)	$(96,767)

Cash Flows

	At	At
	February 28,	February 28,
	2014	2013

Net Cash Consumed by Operating Activities	$ _____(4,700)_	$(5,760)
Net Cash Provided (Consumed) by Investing Activities	______-	(1,321)
Net Cash Provided by Financing Activities	_____4,700_	5,760
Effect of currency rate changes	__-____	(52)
Change in cash from continuing operation	-	-
Change in cash from discontinued operations	-	(7,992)
Net change in cash	$	$(7,992)

Net Cash Consumed

Working Capital Needs:

As of February 28, 2014, we had a net working capital deficit of $125,907. Over the next 12 months, we will require approximately $25,000 to sustain our working capital needs as a public reporting company  as follows:

Professional fees	$15,000
Other	10,000

Total	$25,000

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

Cash Flows

Operating Activities:

Net cash consumed by continuing operating activities was $4,700 for the three months ended February 28, 2014 and $5,760 for the three months ended February 28, 2013. The decrease in cash consumption is attributable to an increase in administrative expenses, cash in the amount of $45,455 was consumed by discontinued operations in the 2013 period.  There was no such consumption in the 2014 period.

Investing and Financing Activities:

We had no investing activities from continuing operations in either the 2014 period or the 2013 period.  Our Board of Directors previously approved a sale of 75,000,000 shares of our Common Stock to Great On Technologies Holdings Ltd., our majority shareholder, for $75,000.  However, as of February 28, 2014, the shares had not yet been issued.

Cash flows from financing activities from continuing operations produced cash flows during the three month period ended February 28, 2014 of $4,700, compared to $5,760 for the three months ended February 28, 2013.  In both periods the cash was provided by shareholder loans  to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

Material Commitments

We do not have any material commitments for capital expenditures.

Seasonal Aspects

Management is not currently aware of any seasonal aspects which would affect the results of our operations during any particular time of year.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Going Concern

 We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through loans from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Recent Accounting Pronouncements

The Company has analyzed the relevant Accounting Standards Updates and has determined that none are anticipated to have a material impact on the Company’s financial position or results of operations.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures during such period were not effective.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of September, 2014.

UNWALL INTERNATIONAL INC.

BY: /s/	TESHEB CASIMIR TESHEB CASIMIR
Principal Executive Officer Principal Financial Officer and Principal Accounting Officer