Form 10-Q
period 2014-05-31
UNWALL INTERNATIONAL INC
filed 2014-10-24
CIK 1423586

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2014

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
 YES ☒      NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,818,046 shares of common stock as of June 30, 2014.

     UNWALL INTERNATIONAL, INC.
FINANCIAL STATEMENTS
MAY 31, 2014

UNWALL INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	May 31, 2014	November 30, 2013
ASSETS

Current Assets:

Cash	$-	$-
Total current assets	-	-

Fixed Assets:

Property plant and equipment	-	-
Less: accumulated depreciation	-	-
Net property plant and equipment	-	-

Other Assets

Deposits	-	-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:

Accrued expenses	$24,440	$17,140
Due to shareholder	101,467	96,767

Total liabilities	$125,907	$113,907

Shareholders' Deficit:

Preferred stock - Class A - authorized, 100,000,000 shares of $.001 par value; issued and outstanding, 750,000	750	750
Common stock - authorized, 100,000,000 shares of $.001 par value; issued and outstanding, 23,818,046	23,818	23,818
Capital in excess of par value	6,793,041	6,793,041

Accumulated deficit	(6,943,516)	(6,931,516)
Total shareholders' deficit	(125,907)	(113,907)

Total Liabilities and Shareholders' Deficit	$-	$-

These accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS  ENDED MAY 31,
(Unaudited)

	2014	2013
Expenses:

Selling and administrative expenses	$-	$12,795

Operating loss from continuing operations	-	(12,795)

Operating loss from discontinued operations	-	(52,877)

Net loss	-	(65,672)

Other comprehensive income (loss:)

Currency rate changes -discontinued operations	-	(681)

Total loss from continuing operations	-	(12,795)

Total comprehensive loss from discontinued operations	-	(53,558)

Total comprehensive loss	$-	$(66,353)

Loss Per Share -
Basic and Diluted	$-	$-

Weighted average number of common shares outstanding	23,818,046	23,818,046

These accompanying notes are an integral part of these financial statements

UNWALL INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTH PERIODS ENDED MAY 31,
(Unaudited)

	2014	2013
Expenses:

Selling and administrative expenses	$12,000	$21,810

Operating loss from continuing operations	(12,000)	(21,810)

Operating loss from discontinued operations	-	(105,796)

Net loss	(12,000)	(127,606)

Other comprehensive income (loss:)

Currency rate changes -discontinued operations	-	1,371

Total loss from continuing operations	(12,000)	(21,810)

Total comprehensive loss from discontinued operations	-	(104,425)

Total comprehensive loss	$(12,000)	$(126,235)

Loss Per Share -
Basic and Diluted	$-	$-

Weighted average number of common shares outstanding	23,818,046	23,818,046

These accompanying notes are an integral part of these financial statements

UNWALL INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED MAY 31,
(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATIONS:
Net loss	$(12,000)	$(21,810)
Adjustments required to reconcile net loss to net cash
consumed by operating activities:
Charges and credits not involving the use of cash	-	-
Changes in assets and liabilities:
Increase in accrued liabilities	7,300	2,005

Net Cash Consumed by Operating Activities
Continued operations	(4,700)	(19,805)
Discontinued operations	0	(104,198)
Total	(4,700)	(124,003)

CASH FLOWS USED FOR INVESTING ACTIVITIES	-	-

Net Cash Consumed by Investing Activities:
Continued operations	-	-
Discontinued operations		(1,322)
Total		(1,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	4,700	19,805

Net Cash Provided by Financing Activities:
Continued operations	4,700	19,805
Discontinued operations	-	103,663
Total	4,700	123,468

Effect on cash of currency rate changes
Discontinued operations	-	(74)
Net increase (decrease) in cash	-	(1,931)
Cash balance, beginning of period	-	10,169
Cash balance, end of period	$-	$8,238

The accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014
(Unaudited)

1.BASIS OF PRESENTATION

The unaudited interim financial statements of Unwall International, Inc. (the “Company”) as of May 31, 2014 and for the three and six month periods then ended have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the six month period ended May 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2014. The Company was a "shell" company as defined by SEC Rule 12b-2 until it began development stage operations on September 1, 2012. The Company was a development stage entity through May 31, 2013 when it discontinued development operations and reverted back to “shell” status.

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
MAY 31, 2014
(Unaudited)

6.PRINCIPLE OF CONSOLIDATION

The consolidated financial statements represent the combined results of Unwall International, Inc. and its wholly owned subsidiary, Unwall Technologies Holdings, SdnGhd. All intercompany balances have been eliminated.

7.DISCONTINUED OPERATIONS

The Company began development stage activities through its wholly owned Malaysian subsidiary, Unwall Technologies Holdings, SdnGhd. on September 1, 2012.  Operations of the Malaysian subsidiary effectively ceased on May 31, 2013, and closed by August 31, 2013.  The equipment and software owned by this subsidiary had no material value and were either abandoned or given to employees.  Unwall International has assumed responsibility for any remaining accounts payable of the subsidiary.  A planned social lending division was terminated with no viable development before October 31, 2013.

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

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing the six months ended May 31, 2014 to the six months ended May 31, 2013.

	Six Months Ended

	May 31, 2014	May 31, 2013
Revenues	$ - Nil -	$- Nil -
Selling and Administrative Expenses	$12,000	$21,810
Net Loss from Continuing Operations	$(12,000)	$(21,810)
Net Loss from Discontinued Operations	-	(105,796)

Expenses

Our expenses for the six months ended May 31, 2014 and May 31, 2013 were as follows:

	May 31, 2014	May 31, 2013
Computer Fees	$-Nil-	$31,497
Professional Fees	12,000	22,424
Selling Expense	-Nil-	7,329
Office and Miscellaneous Expense	-Nil	9,666
Payroll	-Nil-	56,690
Expenses from Continuing Operations	12,000	21,810
Expenses from Discontinued Operations	-	105,796

Total Expenses	$12,000	$127,606

For the six months ended May 31, 2014, our total operating expenses were $12,000 as compared to $21,810 for the six months ended May 31, 2013.  The change in operating expenses from continuing operations is primarily due to expenses related to our Unwall Technologies subsidiary, (which was discontinued in 2013) amounting to $9,810.

Professional Fees

We incurred a total of $12,000  in professional fees for the six months ended May 31, 2014 as compared to $21,810 during the six months ended May 31, 2013.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.  There were no expenses incurred during the three months ended May 31, 2014 as the Company was inactive.  We expect expenses to increase during the second half of the fiscal year.

Liquidity and Capital Resource

Working Capital Deficit

	At	At
	May 28,	November 30,
	2014	2013

Current Assets	$-	$-
Current Liabilities	125,907	113,907
Working Capital	$(125,907)	$(113,907)

Cash Flows

	At	At
	May 31,	May 31,
	2014	2013

Net Cash Consumed by Operating Activities	$(4,700)	$(19,805)
Net Cash Provided (Consumed) by Investing Activities	-	-
Net Cash Provided by Financing Activities	4,700	19,805
Change in cash from continuing operation	-	-
Change in cash from discontinued operations	-	(1,931)
Net change in cash	$	$(1,931)

Net Cash Consumed

Working Capital Needs:

As of May 31, 2014, we had a net working capital deficit of $125,907. Over the next 12 months, we will require approximately $25,000 to sustain our working capital needs as a public reporting company  as follows:

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

Cash Flows

Operating Activities:

Net cash consumed by continuing operating activities was $4,700 for the six months ended May 31, 2014 and $19,805 for the six months ended May 31, 2013. The decrease in cash consumption is attributable to a decrease in administrative expenses.  Cash in the amount of $104,198 was consumed by discontinued operations in the 2013 period.  There was no such consumption in the 2014 period.

Investing and Financing Activities:

We had no investing activities from continuing operations in either the 2014 period or the 2013 period.  Our Board of Directors previously approved a sale of 75,000,000 shares of our Common Stock to Great On Technologies Holdings Ltd., our majority shareholder, for $75,000.  However, as of May 31, 2014, the shares had not yet been issued.

Cash flows from financing activities from continuing operations produced cash flows during the six month period ended May 31, 2014 of $4,700, compared to $19,805 for the six months ended May 31, 2013.  In both periods the cash was provided by shareholder loans  to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

Recent Accounting Pronouncements

The Company has analyzed the Accounting Standards Updates that were issued after January 31, 2011 and have determined that none are anticipated to have a material impact on the Company’s financial position, results of operations, or cash flows.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the six month period ended May 31, 2014.

There were no changes in our internal control over financial reporting during the six month period ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 21 day of October, 2014.

UNWALL INTERNATIONAL INC.

BY: /s/	TESHEB CASIMIR TESHEB CASIMIR
Principal Executive Officer Principal Financial Officer and Principal Accounting Officer