Form 10-Q
period 2014-08-31
UNWALL INTERNATIONAL INC
filed 2015-06-05
CIK 1423586

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2014

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
 YES ☒      NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,818,046 shares of common stock as of  July 16, 2014.

     UNWALL INTERNATIONAL, INC.
FINANCIAL STATEMENTS
AUGUST 31, 2014
（unaudited）

UNWALL INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31,	November 30,
	2014	2013
ASSETS

Current Assets:
Cash	-	-
Total current assets	-	-

Total Assets	-	-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	16,480	17,140
Due to shareholder	132,668	96,767

Total liabilities	149,148	113,907
Commitments and contingencies	-	-
Shareholders’ Deficit:
Preferred stock - Class A – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
750,000	750	750
Common stock – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
23,818,046	23,818	23,818
Capital in excess of par value	6,793,041	6,793,041
Accumulated deficit	(6,966,757)	(6,931,516)
Accumulated other comprehensive loss	-	-
Total shareholders deficit	(149,148)	(113,907)

Total Liabilities and Shareholders’ Deficit	-	-

These accompanying notes are an integral part of these financial statements

UNWALL INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTH PERIOD  ENDED AUGUST 31,

	2014	2013
Expenses:
Selling and Administrative Expenses	35,241	37,590
Operating loss from continuing operations	(35,241)	(37,590)
Operating loss from discontinued operations	-	(106,432)

Net loss	(35,241)	(144,022)

Other comprehensive income:
Currency rate changes -discontinued operations	-	11,509
Total loss from continuing operations	(35,241)	(37,590)
Total comprehensive loss from discontinued operations	-	(94,923)

Total comprehensive loss	(35,241)	(132,513)

Loss Per Share -
Basic and Diluted	$-	$-

Weighted average number of common shares outstanding	23,818,046	23,818,046

These accompanying notes are an integral part of these financial statements

UNWALL INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD  ENDED AUGUST 31,

	2014	2013
Expenses:
Selling and Administrative Expenses	$23,241	$15,780
Operating loss from continuing operations	(23,241)	(15,780)
Operating loss from discontinued operations	-	(636)

Net loss	(23,241)	(16,416)

Other comprehensive income:
Currency rate changes -discontinued operations	-	10,138
Total loss from continuing operations	(23,241)	(15,780)
Total comprehensive loss from discontinued operations	-	9,502

Total comprehensive loss	$(23,241)	$(6,278)

Loss Per Share -
Basic and Diluted	$-	$-

Weighted average number of common shares outstanding	23,818,046	23,818,046

These accompanying notes are an integral part of these financial statements

UNWALL INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED AUGUST 31,

	2014	2013
CASH FLOWS FROM OPERATIONS:
Net loss	$(35,241)	$(37,590)
Adjustments required to reconcile net loss to net cash
consumed by operating activities:
Charges and credits not involving the use of cash:
Depreciation		761
Changes in assets and liabilities:
(Decrease) Increase in accounts payable	(660)	1,565

Net Cash Consumed by Operating Activities:
Continued operations	(35,901)	(35,264)
Discontinued operations	-	(103,314)
Total	(35,901)	(138,578)

CASH FLOWS USED FOR INVESTING ACTIVITIES:

Net Cash Consumed by Investing Activities:
Continued operations	-	-
Discontinued operations	-	(1,301)
Total	-	(1,301)
	.
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	35,901	36,025

Net Cash Provided by Financing Activities:
Continued operations	35,901	36,025
Discontinued operations	-	93,858
Total	35,901	129,883

Effect on cash of currency rate changes
Discontinued operations	-	(173)

Net increase (decrease) in cash	-	(10,169)

Cash balance, beginning of period	-	10,169

Cash balance, end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

UNWALL INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2014
(Unaudited)

1.BASIS OF PRESENTATION

The unaudited interim financial statements of Unwall International, Inc. (the “Company”) as of August 31, 2014 and for the three and nine month periods then ended have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the nine month period ended August 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2014. The Company was a "shell" company as defined by SEC Rule 12b-2 until it began development stage operations on September 1, 2012. The Company was a development stage entity through May 31, 2013 when it discontinued development operations and reverted back to “shell” status.

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

3.GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continued losses, has a working capital deficiency of $149,148, has an accumulated deficit of $6,966,757 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. The Company has closed its Malaysian operating subsidiary and its social lending division which together incurred substantial development costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, are to raise necessary funds through shareholder loans.

4. CONTINGENCY

The Company does not carry insurance.

5. SHAREHOLDER LOANS

The shareholder loans are non-interest bearing demand loans.

UNWALL INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2014
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
The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing the three  months ended August 31, 2014 to August 31, 2013.

		Three Months Ended

		August 31, 2014		August 31, 2013
Revenues	$	- Nil -	$	- Nil -
Selling and Administrative Expenses		$23,241		$15,780
Net Loss from Continuing Operations		$(23,241)		$(15,780)
Net Loss from Discontinued Operations		-		(636)

Expenses

Our expenses for the three months ended August 31, 2014 and August 31, 2013 were as follows:

	August 31, 2014	August 31, 2013
General and Admininstrative	$23,241	$15,780

Total Expenses	$23,241	$15,780

For the three months ended August 31, 2014, our total operating expenses were $23,241 as compared to $15,780 for the three months ended August 31, 2013.  The change in operating expenses from continuing operations is primarily due to expenses related  to professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing the nine months ended August 31, 2014 to the nine months ended August 31, 2013.

		Nine Months Ended

		August 31, 2014		August 31, 2013
Revenues	$	- Nil -	$	- Nil -
Selling and Administrative Expenses		$35,241		$37,590
Net Loss from Continuing Operations		$(35,241)		$(37,590)
Net Loss from Discontinued Operations		-	(106,432)

Expenses

Our expenses for the nine months ended August 31, 2014 and August 31, 2013 were as follows:

	August 31, 2014	August 31, 2013
General and Admininstrative	$35,241	$37,590

Total Expenses	$35,241	$144,022

For the nine months ended August 31, 2014, our total operating expenses were $35,241_ as compared to $37,590 for the nine months ended August 31, 2013.  The change in operating expenses from continuing operations is primarily due to expenses related  to professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

Liquidity and Capital Resource

Working Capital Deficit

	At	At
	August 31,	November 30,
	2014	2013

Current Assets	$-	$-
Current Liabilities	149,148	113,907
Working Capital	$(149,148)	$(113,907)

Cash Flows

	At	At
	August 31,	August 31,
	2014	2013

Net Cash Consumed by Operating Activities from continuing operation	$(35,901)	$(35,264)

Net Cash Provided by Financing Activities from continuing operation	35,901	36,025
Change in cash from continuing operation	-	-

Change in cash from discontinued operations	-	(10,757)

Effect on Cash of currency rate change	-	(173)

Net increase (decrease) in cash	-	(10,169)

Working Capital Needs:

As of August 31, 2014, we had a net working capital deficit of $149,148. Over the next 12 months, we will require approximately $25,000 to sustain our working capital needs as a public reporting company as follows:

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

Cash Flows

Operating Activities:

Net cash consumed by continuing operating activities was $35,901 for the nine months ended August 31, 2014 and $35,264 for the nine months ended August 31, 2013. The decrease in cash consumption is attributable to a decrease in administrative expenses.  Cash in the amount of $103,304 was consumed by discontinued operations in the 2013 period.  There was no such consumption in the 2014 period.

Investing and Financing Activities:

We had no investing activities from continuing operations in either the 2014 period or the 2013 period.  Our Board of Directors previously approved a sale of 75,000,000 shares of our Common Stock to Great On Technologies Holdings Ltd., our majority shareholder, for $75,000.  However, as of August 31, 2014, the shares had not yet been issued.

Cash flows from financing activities from continuing operations produced cash flows during the nine month period ended August 31, 2014 of  $35,907, compared to $36,025 for the nine months ended August 31, 2013.  In both periods the cash was provided by shareholder loans  to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

Recent Accounting Pronouncements

The Company has analyzed the Accounting Standards Updates that were issued after January 31, 2013 and have determined that none are anticipated to have a material impact on the Company’s financial position, results of operations, or cash flows.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the nine month period ended August 31, 2014.

There were no changes in our internal control over financial reporting during the nine month period ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 28th day of May, 2015.

UNWALL INTERNATIONAL INC.

BY: /s/	TESHEB CASIMIR TESHEB CASIMIR
Principal Executive Officer Principal Financial Officer and Principal Accounting Officer