Form 10-K
period 2014-11-30
UNWALL INTERNATIONAL INC
filed 2015-06-30
CIK 1423586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2014
☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes   ☐  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal r. The aggregate market value held by non-affiliates as at June 22, 2015 was approximately $4,722,226.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 23,818,046 shares of common stock outstanding as of June 22, 2015.

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

Tesheb Casimir is our only officer and director. All stockholders will have to rely solely on his judgment as to how best manage the Company and develop and grow the business of Unwall.

Our Common Stock represents an illiquid investment, and there are risks associated with investing in companies trading on the over-the-counter bulletin board.

Although the Company’s common stock is quoted on OTC Markets, for over 12 months trading has been sporadic and low volume. We cannot be certain that a sufficiently active market will develop to allow you to sell your shares. Accordingly, a purchase of the shares must be considered a long term investment and only for investors who can tolerate the loss of their entire investment.  In addition to the risks of investing in our stock, there are separate risks associated with investing in and trading the stock of companies through OTC Markets,   including:

•
Absence of listing standards. Companies listed on NASDAQ or national stock exchanges have to maintain strict standards of corporate governance (a majority of independent directors, and audit, compensation, and nominating committees comprised of independent directors), a minimum stock   price, and various matters which have to be approved by shareholders. OTC Markets traded companies are not subject to such standards.

•	Inefficient trading and lower liquidity. Stockholders of OTC Markets companies frequently have difficulty in getting buy/sell orders filled promptly, and/or at expected prices.

•
Lower trading volume. Though some OTC Markets companies experience occasional periods of heavy trading, many OTC Markets companies have lower trading volume, which contributes to the illiquidity of investing in such companies.

The OTC Markets is separate and distinct from the NASDAQ stock market. NASDAQ has no business relationship with issuers of securities quoted on the OTC Bulletin Board. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on    OTC Markets.

Although the NASDAQ stock market has rigorous listing standards to ensure the high quality of its issuers, and can delist issuers for not meeting those standards, OTC Markets has no listing standards. Rather, it is the market maker who chooses to quote a security on the system, files the application, and is obligated to comply with keeping information about the issuer in its files. FINRA cannot deny an application by a market maker to quote the stock of a company. Investors may have greater difficulty in getting orders filled because our stock trades on OTC Markets rather than on NASDAQ. Investors’ orders may be filled at a price much different than expected when an order is placed. Trading activity in general is not conducted as efficiently and effectively as with NASDAQ-listed securities. Investors must contact a broker-dealer to trade OTC Markets securities. Investors do not have direct access to the OTC Markets service and there only has to be one market maker.

Because OTC Markets stocks are usually not followed by analysts, there may be lower trading volume than for NASDAQ-listed   securities.

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

Our discontinued Unwall Technologies business was focused in Malaysia. It is possible that our planned digital lending business may also target the Malaysian market. There have been numerous high-profile corruption cases. Allegedly, market-based principles are not applied in cases involving individuals with high – level political access. It is alleged that Malaysian business executives rank corruption as one of the most problematic factors for doing business in Malaysia.  The government has recognized the problem and promised to curb corruption, but the results have so far not met expectations.  As a United States company, the Company is subject to United States laws making it illegal to pay bribes to foreign officials, which may make the Company less competitive in winning business in Malaysia in competition with non-United States companies.

Malaysia suffers from political favoritism and a judiciary that is allegedly not    independent.

It has been alleged that, in public procurement, there is local favoritism which is fostered by a secretive procurement procedure. There is allegedly also preference for businesses owned by “bumiputera,” which are ethnic Malays and other Malaysian indigenous peoples. Additionally, the judiciary is reportedly not independent and there have been alleged instances of selective prosecution, preferential treatment and arbitrarily or politically motivated verdicts.  Any of these factors could disfavor an American company, such as Unwall

Risks Related to Doing Business in Indonesia.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET FOR COMMON EQUITY

Market Information

We are quoted on OTC Markets under the symbol “UWII” . The following table sets forth the high and low bid price per share of our common stock for the periods presented.

Quarter Ended	High	Low

February 28, 2013	$3.60	$1.25
May 31, 2013	$4.00	$0.90
August 31, 2013	$4.35	$2.00
November 30, 2013	$4.00	$1.60
February 28, 2014	$4.00	$1.50
May 31, 2014	$1.96	$1.40
August 31, 2014	$1.40	$1.30
November 30, 2014	$1.30	$1.30

Stockholders of Our Common Shares

As of November 30, 2014, we had 23,818,046 shares of our common stock outstanding and 750,000 shares of our Series A Preferred Stock outstanding, which share amounts were unchanged from November 30, 2013.

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

Stock Option Plan

On September 23, 2009, our Board of Directors adopted a stock option plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan provides for the issuance of up to 13,334 shares to assist us in retaining those officers, employees, consultants or directors whose services would contribute to our success. As of November 30, 2014 there were no options granted.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2014.

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

Not accounting for our working capital deficiency of $ 149,797 as of November 30, 2014, we require additional funds of approximately $200,000 to cover ongoing general and administrative expenses as a public company as well as minimal initial expenses for our planned digital lending business. We do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through private placement of debt or equity to our existing shareholders.

This means that there is substantial doubt that we can continue as an on- going business for the next twelve months unless we obtain additional capital to pay our bills. As we had no cash on hand and a working capital deficiency in the amount of $149,797 as of November 30, 2014, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2015.

Research and Development

We do not intend to allocate any funds to research and development over the twelve months ending November 30, 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances from November 30, 2013 to November 30, 2014.

	Year Ended November 30
	2014	2013
Revenue Sales – retail	$-	$-
Selling and Administrative Expenses / Cost of Sales	$35,890	$58,616
Operating loss continuing operations	-	(58,616)
Operating loss discontinued operations	-	(144,296)
Currency rate changes discontinued operations	-	6,755
Net (loss)	$(35.890)	$(196,157)

Other income

Expenses

Our expenses for the fiscal year ended November 30, 2014 and 2013 are as follows:

	November 30
	2014	2013
Consultation Fees	$-	$14,400
Office / General Administrative	-	31,917
Professional Fees	29,655	42,616
Rent or lease of buildings	-	12,741
Payroll	-	65,967
Loss on closing operations	-	23,653
Other	6,235	11,618
	$35,890	$202,912

For the year ended November 30, 2014, our total operating expenses from continuing operations were $35,890_ as compared to $58,616 for the year ended November 30, 2013 Operating expenses are expected to remain stable until our planned web based social lending business is launched.
Professional Fees

We incurred a total of $ 29,655 in professional fees in the year ended November 30, 2014 compared to $42,616 in the year ended November 30, 2013. Professional fees are expected to remain stable until our planned web based social lending business is launched. The higher level of professional fees is generally attributable to our decision to discontinue the Unwall Technologies business.

Liquidity and Capital Resource

Working Capital

	At November 30, 2014	At November 30, 2013

Cash Flows
	At November 30, 2014	At November 30, 2013
Net Cash Consumed by
Operating Activities	$(46,190)	$(170,867)
Cash Provided by
Financing Activities	$46,190$	160,872
Currency Effect		(174)
Net Cash Provided (Consumed)	-	(10,169)

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

Cash Flows Operating Activities:

Net cash consumed by operating activities was $46,190 in 2014 and $170,867 in 2013.

Year ended November 30, 2014

Our cash needs remained stable during the year ended November 30, 2014 given the delays in commencing our planned social lending business, reflecting basically the ongoing level of cash that management expects is necessary to maintain us as a public   company.

Investing and Financing Activities:

For the fiscal years ended in 2014 and 2013, we had no investing activities.

Our cash flows from financing activities were $46,190_ for the fiscal year ended November 30, 2014 compared to $160,872 for the fiscal year ended November 30, 2013, which was provided by shareholder loans to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

November 30, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Stockholders of Unwall International Inc.

We have audited the accompanying consolidated balance sheets of Unwall International, Inc. as of November 30, 2014 and 2013, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two year period ended November 30, 2014.  Unwall International Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.

An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unwall International, Inc. as of November 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, at November 30, 2014, the Company had an accumulated deficit of $6,967,406, and has a history of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

Michael F. Albanese, C.P.A.

Michael F. Albanese, CPA

June 12, 2015

Parsippany, New Jersey

UNWALL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2014	2013
ASSETS

Current Assets:
Cash	-	-
Total current assets	-	-

Total Assets	-	-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	6,840	17,140
Due to shareholder	142,957	96,767

Total liabilities	149,797	113,907

Commitments & Contingencies	-	-

Shareholders’ Deficit:
Preferred stock - Class A – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
750,000	750	750
Common stock – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
23,818,046	23,818	23,818
Capital in excess of par value	6,793,041	6,793,041
Accumulated deficit	(6,967,406)	(6,931,516)
Deficit accumulated during the development stage
Accumulated other comprehensive loss	-	-
Total shareholders deficit	(149,797)	(113,907)

Total Liabilities and Shareholders’ Deficit	-	-

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENED NOVEMBER 30, 2014 AND 2013

	2014	2013
Expenses:
Selling and Administrative Expenses	35,890	58,616
Operating loss from continuing operations	(35,890)	(58,616)
Operating loss from discontinued operations	-	(144,296)

Net loss	(35,890)	(202,912)

Other comprehensive income (loss:)
Currency rate changes -discontinued operations	-	6,755
Total loss from continuing operations	(35,890)	(58,616)
Total comprehensive loss from discontinued operations	-	(137,541)

Total comprehensive loss	(35,890)	(196,157)

Loss Per Share -
Basic and Diluted	$-	$-

Weighted average number of common shares outstanding	23,818,046	23,818,046

The accompanying notes are an integral part of these financial statements

UNWALL INTERNATIONAL INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT
FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013

							Accumulated
	Common Stock		Preferred Stock		Capital in Excess of	Accumulated	Other
							Comprehensive
	Shares	Amount	Shares	Amount	Par Value	Deficit	Loss	Total
Balance November 30, 2012	23,818,046	$23,818	750,000	$750	$6,585,880	$(6,735,195)	$(164)	$(124,911)

Net loss for period						(202,912)	6,755	(196,157)
transfer on closing of discontinued operation -comprehensive income						6,591	(6,591)
transfer on closing of discontinued operation -UTH directors account					207,161			207,161

Balance November 30, 2013	23,818,046	23,818	750,000	750	6,793,041	(6,931,516)	-	(113,907)

Net loss for period						(35,890)		(35,890)

Balance November 30, 2014	23,818,046	23,818	750,000	750	6,793,041	(6,967,406)	-	(149,797)

The accompanying notes are an integral part of these financial statements

 UNWALL INTERNATIONAL INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATIONS:
Net loss	$(35,890)	$(58,616)
Adjustments required to reconcile net loss to net cash
consumed by operating activities:
Changes in assets and liabilities:
(Decrease) Increase in accounts payable	(10,300)	7,995

Net Cash Consumed by Operating Activities:
Continued operations	(46,190)	(50,621)
Discountinued operations		(120,246)
Total	(46,190)	(170,867)

	.
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	46,190	50,622

Net Cash Provided by Financing Activities:
Continued operations	46,190	50,622
Discontinued operations	-	110,250
Total	46,190	160,872

Effect on cash of currency rate changes
Discontinued operations	-	(174)

Net increase (decrease) in cash	-	(10,169)

Cash balance, beginning of period	-	10,169

Cash balance, end of period	$-	$-

The accompanying notes are an integral part of these financial statements

UNWALL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014

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
NOVEMBER 30, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recognition Of Revenue

Revenue will be recognized when product is delivered to customers or a service is performed. In determining recognition, the following criteria are considered: persuasive evidence exists that there is an arrangement between buyer and seller; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured.  Revenue from internet advertising sales and referrals will be recognized ratably over the sales contract period.

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
NOVEMBER 30, 2014

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

3. AMENDMENTS TO DEVELOPMENT STAGE ENTITY REPORTING REQUIREMENTS

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

The Company follows Topic 915 of the (FASB) Accounting Standards Codification (ASC) for disclosures on development stage reporting requirements.  Topic 915 eliminates the requirements for development stage entities to (1) present inception to date information in the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  Topic 915 is effective for annual reporting periods beginning after December 15, 2014 and interims therein. Early application of Topic 915 is permitted for any annual reporting period for which the entities financial statements have not been issued or made available for issuance. The Company has opted to adopt Topic 915 earlier than the effective date as this did not have a material effect on the financial statements

4. RELATED PARTY TRANSACTIONS

On September 7, 2011 a group consisting of Great on Technology Holdings Limited, a Hong Kong LLC, and other investors purchased all of the issued and outstanding shares of the Company.  As a part of that transaction, the outstanding series A preferred shares were increased from 710,890 to 750,000 shares

UNWALL INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014

5. AMOUNTS DUE TO SHAREHOLDERS

The shareholder loans are non-interest bearing demand loans.

Balance November 30, 2013	$96,767
Advances	46,190
Balance November 31, 2014	$142,957

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

7.  EXPENSES

	November 30, 2014		November 30, 2013
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Consultation fees	$-	$-	$14,400	$-
Professional fees	35,890	-	42,616	-
Wages		-		65,967
Operating expense		-		31,917
Other expense - net		-		4,233
Travel and entertainment		-		7,385
Loss on closing of operations		-		23,653
Rent	-	-	1,600	11,141
Total Expenses	$35,890	$-	$58,616	$144,296

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

2031	$17,626
2032	37,664
2033	58,616
2034	35,890

Under pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

Tax asset	$51,290
Valuation Allowance	(51,290)
Balance Recognized	$-

The valuation allowance changed by $ 14,654 during the 2013 year.

The Internal Revenue Code permits audits by the Internal Revenue Service for periods up to three years from the date tax returns are filed.  Malaysia has no stated limitation.  Tax returns of the Company are subject to audit for the years ended November 30,   2011, 2012, 2013 and 2014.

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

11. SUBSEQUENT EVENT

The Company’s Board of Directors has determined to pursue an online lending platform as the basis for its ongoing business. The Board plans to seek an injection of capital in the amount of $200,000 to cover company expenses and overhead while a strategic business plan is drafted to pursue this new business model. It is anticipated that these funds will be raised from existing shareholders by private placement of debt or equity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

Effective July 1, 2014, the Company engaged Michael F. Albanese C.P.A. as its independent registered accountant. The Company’s previous auditor, Jeffrey & Company had been barred by the PCAOB on May 6, 2014.

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

As of November 30, 2014, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial   Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2014, our internal control over financial reporting was not   effective.

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

Changes in Internal Control over Financial   Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended November 30, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position	Period Serving	Term (1)

Tesheb Casimir	39	Chairman, Interim CFO, Director	September 7, 2011 – present	1 year

 (1)  Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed.

Tesheb Casimir

Mr. Casimir (age 39) is currently CEO of CNL Ventures Group, Asia Pacific Region. He is responsible for the management and growth of the Asia Pacific Region for the ventures capital markets. Major concentration is in China and Australia for the SNS and it services. He is a corporate lawyer, business consultants in the finance/investment sector. He is fluent in English.

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

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a) (29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Investor Relations

As of November 30, 2014, we have not engaged investor relations professionals.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. As of the year ended November 30, 2014, our officers and directors have complied with Section 16(a) with the exception of Great On Technologies Limited and Tesheb Casimir, who have not yet filed Forms 3.

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

ITEM 11.  EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following   persons:

•  our principal executive officer;

•  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2014, 2013 and 2012; and

•  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended November 30, 2014, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Wang Zheng	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former CEO,	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former Director	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Tesheb Casimir, Chairman,
Interim CFO, Director	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Options/SAR Grants

During our fiscal year ended November 30, 2014 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended November 30, 2014.

Option Exercises

During our Fiscal year ended November 30, 2014 there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of November 30, 2014 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

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

Name and Address of		Amount and Nature
Beneficial Owner	Title of Class	of Beneficial Owner	% Class (1) (2)
	Officers and Directors:

Tesheb Casimir, Chairman, Interim CFO and Director Room 305, Carpo Commercial Building, 18-20 Lyndhurst Terrace, Central, Hong Kong	Common Stock	0	0%

	Officers and Directors as a Group	0	0%

Great On Technologies Holdings Room 305, Carpo Commercial Building, 18-20 Lyndhurst Terrace, Central, Hong Kong	Common Stock	15,947,668	66.96%

Yang Xingliang Hong Kong, China	Common Stock	1,236,000	5.18%

	5% Shareholders as a Group	17,183,668	72.14%

Name and Address of		Amount and Nature
Beneficial Owner	Title of Class	of Beneficial Owner	% Class (1) (2)

Great On Technologies Holdings Room 305, Carpo Commercial Building, 18-20 Lyndhurst Terrace, Central, Hong Kong	Preferred Stock	750,000	100%

	5% Shareholders and Officers and Directors as a Group	750,000	100%

(1)	Based on 23,818,046 common shares outstanding as of November 30, 2014.
(2)	Great On Technologies Holdings is controlled by Tsang Chi Man,.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Tesheb Casimir. We have determined that our directors is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a) (15).

We do not have a standing audit, compensation or nominating committee, but our entire board of director’s acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2014	2013
Audit fees and audit related fees	$19,000	19,000
	-	-
All other fees	-	-

Total	$19,000	19,000

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
Date: June 30, 2015
	By:	/s/ Tesheb Casimir
Tesheb Casimir
Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates   indicated.

SIGNATURE	TITLE	DATE

/s/ Tesheb Casimir	Principal Executive Officer	June 30, 2015
Principal Financial Officer
Tesheb Casimir	Principal Accounting Officer