Form 10-Q
period 2015-02-28
UNWALL INTERNATIONAL INC
filed 2015-08-03
CIK 1423586

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2015

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
 YES ☒      NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,818,046 shares of common stock as of July 7, 2015.

UNWALL INTERNATIONAL, INC.
FINANCIAL STATEMENTS
FEBRUARY 28, 2014

UNWALL INTERNATIONAL INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28,	November 30,
	2015	2014
ASSETS

Current Assets:
Cash	-	-
Total current assets	-	-

Total Assets	-	-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	6,455	6,840
Due to shareholder	156,142	142,957

Total liabilities	162,597	149,797

Commitments & Contingencies	-	-

Shareholders’ Deficit:
Preferred stock - Class A – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
750,000	750	750
Common stock – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
23,818,046	23,818	23,818
Capital in excess of par value	6,793,041	6,793,041
Accumulated deficit	(6,980,206)	(6,967,406)
Total shareholders deficit	(162,597)	(149,797)

Total Liabilities and Shareholders’ Deficit	-	-

The accompanying notes are an integral part of these financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
(Unaudited)

	2015	2014
Expenses:
Selling and Administrative Expenses	12,800	12,000
Operating loss from continuing operations	(12,800)	(12,000)

Net loss	(12,800)	(12,000)

Loss Per Share -
Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	23,818,046	23,818,046

The accompanying notes are an integral part of these financial statements

UNWALL INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2015
(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATIONS:
Net loss	$(12,800)	$(12,000)
Adjustments required to reconcile net loss to net cash
consumed by operating activities:
Changes in assets and liabilities:
(Decrease) Increase in accounts payable	(385)	7,300
Net Cash Used in Operating Activities	(13,185)	(4,700)
	.
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	13,185	4,700
Net Cash Provided by Financing Activities:	13,185	4,700

Net increase (decrease) in cash	-	-

Cash balance, beginning of period	-	-

Cash balance, end of period	$-	$-

The accompanying notes are an integral part of these financial statements

UNWALL INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Unwall International, Inc. (the “Company”) as of February 28, 2015 and for the three month periodsthen ended have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month period ended February 28, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2015. The Company was a "shell" company as defined by SEC Rule 12b-2 until it began development stage operations on September 1, 2012. The Company was a development stage entity through May 31, 2013 when it discontinued development operations and reverted back to “shell” status.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended November 30, 2014.

2. SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. There were no non-cash investing or financing activities during either of the periods presented.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continued losses, has a working capital deficiency of $162,597, has an accumulated deficit of $6,980,206 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. The Company has closed its Malaysian operating subsidiary and its social lending division which together incurred substantial development costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, are to raise necessary funds through shareholder loans.

4. CONTINGENCY

The Company does not carry insurance.

5. SHAREHOLDER LOANS

The shareholder loans are non-interest bearing demand loans.

UNWALL INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015
(Unaudited)

6. PRINCIPLE OF CONSOLIDATION

The consolidated financial statements represent the combined results of Unwall International, Inc. and its wholly owned subsidiary, Unwall Technologies Holdings, SdnGhd. All intercompany balances have been eliminated.

7. DISCONTINUED OPERATIONS

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

8. FOREIGN CURRENCY TRANSACTIONS

Unwall Technologies Holdings Sdn Ghd operated as an independent business unit in Malaysia; its functional currency was the Malaysian Ringit. Currency translation adjustments are included in comprehensive income of discontinued operations.  The subsidiary is currently inactive.

The Company does not engage in hedging transactions to offset the risk of exchange rate fluctuations.

9. INCOME TAXES

The Company accounts for income taxes under an asset and liability approach. The Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files income tax returns in the United States (“U.S.”) Federal and the States of Hawaii and California jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

10. RELATED PARTY TRANSACTIONS

As of November 30, 2013 the Company President had advanced the Company a total of $96,767. During the year ended November 30, 2014 the Company President made advances to the Company totaling $46,190.  During three months ended February 28, 2015 he made advances to the Company additional funds of $13,185 resulting in a balance of $156,142.

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

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing the three months ended February 28, 2015 to the three months ended February 28, 2014.

	Three Months Ended

	February 28, 2015		February 28, 2014
Revenues	$	-Nil-	$	-Nil -
Selling and Administrative Expenses		$12.800		$12.000
Net Loss		$(12.800)		$(12,000)

Expenses

Our expenses for the three months ended February 28, 2015 and February 28, 2014 were as follows:

	February 28, 2015	February 28, 2014
Professional Fees	$12.800	$12,000

Total Expenses	$12,800	$12,000

For the three months ended February 28, 2015, our total operating expenses were $12,800 as compared to $12,000 for the three months ended February 28, 2014.  Our operating expenses are expected to vary based on the level of our professional fees.

Professional Fees

We incurred a total of $12,800  in professional fees for the three months ended February 28, 2015 as compared to $12,000 during the three months ended February 28, 2014.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

Liquidity and Capital Resource

Working Capital Deficit

	At	At
	February 28,	November 30,
	2015	2014

Current Assets	$-	$-
Current Liabilities	162,597	149,797
Working Capital	$(162,597)	$(149,797)

Cash Flows

	At	At
	February 28,	February 28,
	2015	2014

Net Cash Consumed by Operating Activities	$(13,185)	$(4,700)
Net Cash Provided by Financing Activities	13,185	4,700
Net change in cash	$--	$--

Net Cash Consumed

Working Capital Needs:

As of February 28, 2015, we had a net working capital deficit of $162,597. Over the next 12 months, we will require approximately $25,000 to sustain our working capital needs as a public reporting company as follows:

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

Cash Flows

Operating Activities:

Net cash consumed by continuing operating activities was $13,185 for the three months ended February 28, 2015 and 4,700 for the three months ended February 28, 2014. Cash consumption is expected to remain stable until the Company once again commences active business operations.

Investing and Financing Activities:

We had no investing activities from continuing operations in either the 2015 period or the 2014 period.  Our Board of Directors previously approved a sale of 75,000,000 shares of our Common Stock to Great On Technologies Holdings Ltd., our majority shareholder, for $75,000.  However, as of February 28, 2014, the shares had not yet been issued.

Cash flows from financing activities from continuing operations produced cash flows during the three month period ended February 28, 2015 of $13,185, compared to $4,700 for the three months ended February 28, 2014.  In both periods the cash was provided by shareholder loans to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the quarter ended February 28, 2015.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 31st day of July, 2015.

UNWALL INTERNATIONAL INC.

BY:	TESHEB CASIMIR

/s/	TESHEB CASIMIR
Principal Executive Officer Principal Financial Officer and Principal Accounting Officer