Form 10-Q
period 2015-05-31
UNWALL INTERNATIONAL INC
filed 2015-08-03
CIK 1423586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2015

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

     UNWALL INTERNATIONAL, INC.
FINANCIAL STATEMENTS
MAY 31, 2015

UNWALL INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31,	November 30,
	2015	2014
ASSETS

Current Assets:
Cash	-	-
Total current assets	-	-

Total Assets	-	-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	12,690	6,840
Due to shareholder	156,142	142,957

Total liabilities	168,832	149,797

Commitments & Contingencies	-	-

Shareholders’ Deficit:
Preferred stock - Class A – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
750,000	750	750
Common stock – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
23,818,046	23,818	23,818
Capital in excess of par value	6,793,041	6,793,041
Accumulated deficit	(6,986,441)	(6,967,406)
Total shareholders deficit	(168,832)	(149,797)

Total Liabilities and Shareholders’ Deficit	-	-

The accompanying notes are an integral part of these financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
(Unaudited)

	2015	2014
Expenses:
Selling and Administrative Expenses	6,235	-
Operating loss from continuing operations	(6,235)	-

Net loss	(6,235)	-

Loss Per Share -
Basic and Diluted	$(0.00)	$-

Weighted average number of common shares outstanding	23,818,046	23,818,046

The accompanying notes are an integral part of these financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MAY 31, 2015 AND 2014
(Unaudited)

	2015	2014
Expenses:
Selling and Administrative Expenses	19,035	12,000
Operating loss from continuing operations	(19,035)	(12,000)

Net loss	(19,035)	(12,000)

Loss Per Share -
Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	23,818,046	23,818,046

The accompanying notes are an integral part of these financial statements

UNWALL INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31, 2015
(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATIONS:
Net loss	$(19,035)	$(12,000)
Adjustments required to reconcile net loss to net cash
consumed by operating activities:
Changes in assets and liabilities:
(Decrease) Increase in accounts payable	5,850	7,300
Net Cash Used in Operating Activities	(13,185)	(4,700)
	.
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	13,185	4,700
Net Cash Provided by Financing Activities:	13,185	4,700

Net increase (decrease) in cash	-	-

Cash balance, beginning of period	-	-

Cash balance, end of period	$-	$-

The accompanying notes are an integral part of these financial statements

UNWALL INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Unwall International, Inc. (the “Company”) as of February 28, 2015 and for the three and six month periods then ended have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the six month periods ended May 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2015. The Company was a "shell" company as defined by SEC Rule 12b-2 until it began development stage operations on September 1, 2012. The Company was a development stage entity through May 31, 2013 when it discontinued development operations and reverted back to “shell” status.

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

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continued losses, has a working capital deficiency of $168,832, has an accumulated deficit of $6,986,441 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. The Company has closed its Malaysian operating subsidiary and its social lending division which together incurred substantial development costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, are to raise necessary funds through shareholder loans.

4. CONTINGENCY

The Company does not carry insurance.

5. SHAREHOLDER LOANS

The shareholder loans are non-interest bearing demand loans.

UNWALL INTERNATIONAL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015
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

10. RELATED PARTY TRANSACTIONS

As of November 30, 2013 the Company President had advanced the Company a total of $96,767. During the year ended November 30, 2014 the Company President made advances to the Company totaling $46,190.  During six months ended May 31, 2015 he made advances to the Company additional funds of $13,185 resulting in a balance of $156,142.

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

Development began on a web based social lending platform.  So far, this business has not proceeded beyond initial plans for a joint venture and, as a result, the Company has reverted to shell company status.

We have not been involved in any bankruptcy, receivership or similar proceeding.

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing the three months ended May 31, 2015 to the three months ended May 31, 2014.

	Three Months Ended

	May 31, 2015	May 31, 2014
Revenues	$ - Nil -	$- Nil -
Selling and Administrative Expenses	$6,235	$--
Net Loss from Operations	$(6,235)	$ --6,

Expenses

Our expenses for the three months ended May 31, 2015 and May 31, 2014 were as follows:

	Three Months Ended
	May 31, 2015	May 31, 2014

Professional Fees	$6,235	$--
Total Expenses	$6,235

For the three months ended May 31, 2015, our total operating expenses were $6,235 as compared to $0 for the three months ended May 31, 2014. The change in operating expenses is primarily due to the expenses of our Unwall Technologies subsidiary, which was discontinued during 2014.

Professional Fees

We incurred a total of $6,235 in professional fees for the three months ended May 31, 2015 as compared to $0 during the three months ended May 31, 2014.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing the six months ended May 31, 2015 to the six months ended May 31, 2014.

	Six Months Ended

	May 31, 2015	May 31, 2014
Revenues	$ - Nil -	$- Nil -
Selling and Administrative Expenses	$19,035	$12,000
Net Loss from Operations	$(19,035)	$(12,000)

Expenses

Our expenses for the six months ended May 31, 2015 and May 31, 2014 were as follows:

	Six Months Ended
	May 31, 2015	May 31, 2014

Professional Fees	$19,035	$12,000
Total Expenses	$19,035	$12,000

For the six months ended May 31, 2015, our total operating expenses were $19,035 as compared to $12,000 for the six months ended May 31, 2014. The change in operating expenses is primarily due to the expenses of our Unwall Technologies subsidiary, which was discontinued during 2014.

Professional Fees

We incurred a total of $19,035 in professional fees for the six months ended May 31, 2015 as compared to $12,000 during the six months ended May 31, 2014.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

Liquidity and Capital Resource

Working Capital Deficit

	At	At
	May 31,	November 30,
	2015	2015

Current Assets	$--	$--
Current Liabilities	$168,832	$149,797
Working Capital	$(168,832)	$(149,797)

Cash Flows

	Six months ended	Six months ended
	May 31,	May 31,
	2015	2014
Net Cash Consumed by Operating Activities	$(13,185)	$(4,700)
Net Cash Provided by Financing Activities	$13,185	$4,700
Net Cash Consumed	$--	$--

Working Capital Needs:

As of May 31, 2015, we had working capital of ($168,832). Over the next 12 months, we will require approximately $25,000 to sustain our working capital needs as a public reporting company (not including any working capital required by our proposed social lending business), as follows:

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

Cash Flows

Operating Activities:

Net cash consumed by operating activities was $13,185 for the six months ended May 31, 2015 and $4,700 for the six months ended May 31, 2014.  Cash consumption is expected to remain stable until the Company once again commences active business operations.

Investing and Financing Activities:

We had no investing activities from continuing operations in either the 2014 period or the 2014 period.  Our Board of Directors previously approved a sale of 75,000,000 shares of our Common Stock to Great On Technologies Holdings Ltd., our majority shareholder, for $75,000.  However, as of May 31, 2015, the shares had not yet been issued.

Our cash flows from financing activities during the six month period ended May 31, 2015 were $13,185 compared to the six months ended May 31, 2014 when such cash flows were $4,700.  All such cash flows from financing activities were provided by shareholder loans to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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