Form 10-Q
period 2015-08-31
RORINE INTERNATIONAL HOLDING Corp
filed 2015-10-20
CIK 1423586

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53156

RORINE INTERNATIONAL HOLDING CORPORATION
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
 YES ☒      NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,818,046 shares of common stock as October 13, 2015.

     RORINE INTERNATIONAL HOLDING CORPORATION
FINANCIAL STATEMENTS
AUGUST 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

RORINE INTERNATIONAL HOLDING CORPORATION (fka UNWALL INTERNATIONAL INC.)
CONSOLIDATED BALANCE SHEETS

	August 31,	November 30,
	2015	2014
ASSETS

Current Assets:
Cash	-	-
Total current assets	-	-

Total Assets	-	-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	7,770	6,840
Due to shareholder	178,310	142,957

Total liabilities	186,080	149,797

Commitments & Contingencies	-	-

Shareholders’ Deficit:
Preferred stock - Class A – authorized, 100,000,000
shares of $.001 par value; issued and outstanding, 750,000	750	750
Common stock – authorized, 100,000,000
shares of $.001 par value; issued and outstanding, 23,818,046	23,818	23,818
Capital in excess of par value	6,793,041	6,793,041
Accumulated deficit	(7,003,689)	(6,967,406)
Total shareholders deficit	(186,080)	(149,797)

Total Liabilities and Shareholders’ Deficit	-	-

The accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION (fka UNWALL INTERNATIONAL INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

	2015	2014
Expenses:
Selling and Administrative Expenses	17,248	23,241
Operating loss from continuing operations	(17,248)	(23,241)

Net loss	(17,248)	(23,241)

Loss Per Share -
Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	23,818,046	23,818,046

The accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION (fka UNWALL INTERNATIONAL INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED AUGUST 31, 2015 AND 2014

	2015	2014
Expenses:
Selling and Administrative Expenses	36,283	35,241
Operating loss from continuing operations	(36,283)	(35,241)

Net loss	(36,283)	(35,241)

Loss Per Share -
Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	23,818,046	23,818,046

The accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION (fka UNWALL INTERNATIONAL INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED AUGUST 31, 2015

	2015	2014
CASH FLOWS FROM OPERATIONS:
Net loss	$(36,283)	$(35,241)
Adjustments required to reconcile net loss to net cash
consumed by operating activities:
Changes in assets and liabilities:
(Decrease) Increase in accounts payable	930	(660)
Net Cash Used in Operating Activities	(35,353)	(35,901)
	.
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	35,353	35,901
Net Cash Provided by Financing Activities:	35,353	35,901

Net increase (decrease) in cash	-	-

Cash balance, beginning of period	-	-

Cash balance, end of period	$-	$-

The accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION
(fka UNWALL INTERNATIONAL INC.)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2015
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Rorine International Holdings Corp. . (the “Company”) as of August 31, 2015 and for the three and nine month periods then ended have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the nine month periods ended August  31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2015. The Company was a "shell" company as defined by SEC Rule 12b-2 until it began development stage operations on September 1, 2012. The Company was a development stage entity through May 31, 2013 when it discontinued development operations and reverted back to “shell” status.

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

On July 9, 2015 we merged with our wholly owned Nevada subsidiary, 3 Shine Technologies Inc.  As a result of this merger, our corporate name was changed to 3 Shine Technologies, Inc and the trading symbol for our common stock changed to “TSHN.”

Subsequent to August 31, 2015, we merged with our wholly owned Nevada subsidiary, Rorine International Holding Corporation.  As a result of this merger, our corporate name was changed to Rorine International Holding Corporation.

2. SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. There were no non-cash investing or financing activities during either of the periods presented.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continued losses, has a working capital deficiency of $186,080 has an accumulated deficit of $7,003,689 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. The Company has closed its Malaysian operating subsidiary and its social lending division which together incurred substantial development costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, are to raise necessary funds through shareholder loans.

4. CONTINGENCY

The Company does not carry insurance.

5. SHAREHOLDER LOANS

The shareholder loans are non-interest bearing demand loans.

RORINE INTERNATIONAL HOLDING CORPORATION
(fka UNWALL INTERNATIONAL INC.)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2015
(Unaudited)

6. PRINCIPLE OF CONSOLIDATION

The consolidated financial statements represent the combined results of Rorine International Holdings Corp. and its wholly owned subsidiary, Unwall Technologies Holdings, SdnGhd. All intercompany balances have been eliminated.

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

10. RELATED PARTY TRANSACTIONS

As of November 30, 2013 the Company President had advanced the Company a total of $96,767. During the year ended November 30, 2014 the Company President made advances to the Company totaling $46,190.  During nine months ended August 31, 2015 he made advances to the Company additional funds of $35,353 resulting in a balance of $178,310.

11. SUBSEQUENT EVENT

Subsequent events were reviewed through October 15, 2015. On September 14, 2015, the Company completed a merger with Rorine International Holding Corporation, a wholly owned subsidiary incorporated in the State of Nevada. This resulted in a corporate name change of the Company to “Rorine International Holding Corporation”. This corporate action was approved by the Company’s Board of Directors as authorized by Nevada corporate law. The corporate name change effected by the merger was effective on October 7, 2015 upon final approval by FINRA which was granted on October 6, 2015. The Company’s trading symbol changed to “RIHC” effective October 15, 2015.

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

On July 9, 2015 we merged with our wholly owned Nevada subsidiary, 3 Shine Technologies Inc.  As a result of this merger, our corporate name was changed to 3 Shine Technologies, Inc and the trading symbol for our common stock changed to “TSHN.”

Subsequent to August 31, 2015, we merged with our wholly owned Nevada subsidiary, Rorine International Holding Corporation.  As a result of this merger, our corporate name was changed to Rorine International Holding Corporation.

We have not been involved in any bankruptcy, receivership or similar proceeding.
The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing the three months ended August 31, 2015 to the three months ended August 31, 2014.

	Three Months Ended

	August 31, 2015	August 31, 2014
Revenues	$ - Nil -	$- Nil -
Selling and Administrative Expenses	$17,248	$23,241
Net Loss from Operations	$(17,248)	$(23,241),

Expenses

Our expenses for the three months ended August 31, 2015 and August 31, 2014 were as follows:

	Three Months Ended
	August 31, 2015	August 31, 2014

Professional Fees	$17,248	$23,241
Total Expenses	$17,248	$23,241

For the three months ended August 31, 2015, our total operating expenses were $17,248 as compared to $23,241 for the three months ended August 31, 2014. The change in operating expenses is primarily due to the expenses of our Unwall Technologies subsidiary, which was discontinued during 2014.

Professional Fees

We incurred a total of $17,248 in professional fees for the three months ended August 31, 2015 as compared to $23,241 during the three months ended August 31, 2014.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing the nine months ended August 31, 2015 to the nine months ended August 31, 2014.

	Nine Months Ended

	August 31, 2015	August 31, 2014
Revenues	$ - Nil -	$- Nil -
Selling and Administrative Expenses	$36,286	$35,241
Net Loss from Operations	$(36,823)	$(35,241)

Expenses

Our expenses for the nine months ended August 31, 2015 and August 31, 2014 were as follows:

	Nine Months Ended
	August 31, 2015	August 31, 2014

Professional Fees	$36,286	$35,241
Total Expenses	$36,286	$35,241

For the nine months ended August 31, 2015, our total operating expenses were $36,286 as compared to $35,241 for the nine months ended August 31, 2014. The change in operating expenses is primarily due to the expenses of our Unwall Technologies subsidiary, which was discontinued during 2014.

Professional Fees

We incurred a total of $36,286 in professional fees for the nine months ended August 31, 2015 as compared to $35,241 during the nine months ended August 31, 2014.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

Liquidity and Capital Resource

Working Capital Deficit

	At	At
	August 31,	November 30,
	2015	2015

Current Assets	$--	$--
Current Liabilities	$186,080	$149,797
Working Capital	$(186,080)	$(149,797)

Cash Flows

	Nine months ended	Nine months ended
	August 31,	August 31,
	2015	2014
Net Cash Consumed by Operating Activities	$(35,353)	$(35,901)
Net Cash Provided by Financing Activities	$35,353	$35,901
Net Cash Consumed	$--	$--

Working Capital Needs:

As of August 31, 2015, we had a net working capital deficit of $186,080. Over the next 12 months, we will require approximately $25,000 to sustain our working capital needs as a public reporting company as follows:

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

Cash Flows

Operating Activities:

Net cash consumed by continuing operating activities was $35,353 for the nine months ended August 31, 2015 and $35,901 for the nine months ended August 31, 2014. Cash consumption is expected to remain stable until the Company once again commences active business operations.

Investing and Financing Activities:

We had no investing activities from continuing operations in either the 2015 period or the 2014 period.  Our Board of Directors previously approved a sale of 75,000,000 shares of our Common Stock to Great On Technologies Holdings Ltd., our majority shareholder, for $75,000.  However, as of August 31, 2015, the shares had not yet been issued.

Cash flows from financing activities from continuing operations produced cash flows during the nine month period ended August 31, 2015 of $35,353, compared to $35,901 for the nine months ended August 31, 2014.  In both periods the cash was provided by shareholder loans  to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

Recent Accounting Pronouncements

The Company has analyzed the Accounting Standards Updates that were issued after January 31, 2014 and have determined that none are anticipated to have a material impact on the Company’s financial position, results of operations, or cash flows.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the nine month period ended August 31, 2015.

There were no changes in our internal control over financial reporting during the nine month period ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15 day of October, 2015.

RORINE INTERNATIOINAL HOLDING CORPORATION

BY: /s/	TESHEB CASIMIR TESHEB CASIMIR
Principal Executive Officer Principal Financial Officer and Principal Accounting Officer