Form 10-K
period 2015-11-30
RORINE INTERNATIONAL HOLDING Corp
filed 2016-03-04
CIK 1423586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2015
☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission file number: 000-53156

RORINE INTERNATIONAL HOLDING CORPORATION
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes   ☐  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal r. The aggregate market value held by non-affiliates as at February 24, 2016 was approximately $6,966,097.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 23,818,046 shares of common stock outstanding as of February 24, 2016.

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

As used in this current report, the terms “we”, “us”, “our” and the “company” refer to Rorine International Holding Corporation.

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

Current Business

On October 30, 2012, we completed the incorporation and registration of Unwall Technologies Holdings SDN.BHD, a wholly-owned Malaysian subsidiary (“Unwall Technologies”), which commenced operations to offer mobile apps through its former website, www.uwii.org . The Company planned to introduce applications for mobile devices in the first half of 2013 and web applications later in the year. This venture was discontinued May 31, 2013 and the business closed by August 31, 2013. The subsidiary does still exist with no assets or liabilities remaining.

Development began on a web based social lending division. So far, this business has not proceeded beyond initial plans for a joint venture and, as a result the Company has reverted to shell company status.

On January 15, 2016, we announced a marketing and distribution agreement with Rich Group concerning the marketing of Eastern alternative medical packages related to Type II Diabetes outside China to non-traditional markets where permitted by applicable law.

On July 9, 2015 we changed our corporate name to “3 Shine Technologies Inc.” and, on September 14, 2015, we again changed our corporate name, this time to our present corporate name, “Rorine International Holding Corporation.”  Both of these corporation name changes were accomplished by means of a merger with a wholly owned subsidiary, as permitted by Nevada corporation law.

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

***You should read the following risk factors carefully before purchasing our common stock. ***

The Company likely will require continuing financial support from its officers, directors or principal stockholder to sustain operations, but such support is not assured

The Company’s planned business will require significant cash advances from its officers, directors or principal stockholder to pay operating expenses, general and administrative costs and the substantial fees and expenses of the Company being a public company. These advances will be booked as debt owed to the officers, directors or principal stockholder, and the Company may issue stock in payment of the advances.

Although making such advances would be in the interest of our officers, directors and principal stockholder, they are not required to do so and have not funded a credit line or other facility to ensure the Company’s access to capital as needed.

The Company will rely on its two directors to manage the Company, and Their Decisions May Present Potential Conflicts of Interest.

Tesheb Casimir and Tan Sew Hock are our only officers and directors. All stockholders will have to rely solely on their judgment as to how best manage the Company and develop and grow  the business of Rorine .

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

Our discontinued Unwall Technologies business was focused in Malaysia. It is possible that our healthcare products marketing business may also target the Malaysian market. There have been numerous high-profile corruption cases. Allegedly, market-based principles are not applied in cases involving individuals with high – level political access. It is alleged that Malaysian business executives rank corruption as one of the most problematic factors for doing business in Malaysia.  The government has recognized the problem and promised to curb corruption, but the results have so far not met expectations.  As a United States company, the Company is subject to United States laws making it illegal to pay bribes to foreign officials, which may make the Company less competitive in winning business in Malaysia in competition with non-United States companies.

Malaysia suffers from political favoritism and a judiciary that is allegedly not    independent.

It has been alleged that, in public procurement, there is local favoritism which is fostered by a secretive procurement procedure. There is allegedly also preference for businesses owned by “bumiputera,” which are ethnic Malays and other Malaysian indigenous peoples. Additionally, the judiciary is reportedly not independent and there have been alleged instances of selective prosecution, preferential treatment and arbitrarily or politically motivated verdicts.  Any of these factors could disfavor an American company, such as Rorine

Risks Related to Doing Business in Indonesia.

Our discontinued Unwall Technologies business also focused on Indonesia. It is possible that our planned healthcare products marketing business may also target the Indonesian market. Reported risks of doing business in Indonesia are similar to Malaysia, but allegedly much worse, with the country historically reported to be riddled with endemic corruption. Again, to the extent that these reports are true, the Company could be very seriously disadvantaged as an American company prohibited by law from bribing foreign officials.

Risks Related to Doing Business in China

Certain important certificates, permits, and licenses are subject to PRC governmental control and renewal, and the failure to obtain renewal would adversely impact our  business.

It is possible that we will also target the healthcare products marketing business in the Peoples Republic of China (PRC) as well as in Indonesia and Malaysia . Doing business in the PRC is subject to compliance with numerous permits and licenses. Licenses and permits must be complied with and renewed periodically. During the application or renewal process, businesses will be evaluated and re-evaluated by the appropriate governmental authorities and must comply with the prevailing standards and regulations, which may change from time to time. In the event that the company with which were merger is not able to obtain or renew the certificates, permits and licenses, all or part of the combined companies’ PRC operations may be suspended by the government, which would have a material adverse effect on our business and financial condition. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of the operations, it may adversely affect our results of operations and  profitability.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

Any PRC operations generally will be subject to laws and regulations applicable to foreign invested enterprises in China. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to intellectual property rights and various forms of foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Since any future assets of the Company will likely be located outside the United States, it will be extremely difficult to acquire jurisdiction and enforce liabilities against the Company and our officers, directors and assets based in   China.

While the Company presently has no assets, a full impairment having been taken upon discontinuation of our Unwall Technologies business, it is possible that our planned healthcare products marketing business will acquire assets.  Although the Company is a Nevada corporation, our officers and directors reside outside of the United States and all our assets will likely be located outside the United States.  As a result, it may be difficult or impossible to effect service of process within the United States  upon the directors or officers, or enforce against any of them court judgments obtained in United States’ courts, including judgments relating to United States federal securities laws. In addition, there is uncertainty as to whether the courts of the PRC or Hong Kong would recognize or enforce judgments of United States’ courts obtained against us predicated upon the civil liability provisions of the securities laws of the United States, or have jurisdiction to hear original actions brought in the United States predicated upon the securities laws of the United States. Furthermore, it would be extremely difficult to access those assets to satisfy an award entered against us in United States courts.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Principal Business Office

Our principal business office is a shared office services facility located at 7582 Las Vegas Blvd South, Ste 325, Las Vegas, Nevada 89123. Our resident agent office is located at Suite 530, 1980 Festival Plaza Dr., Las Vegas, Nevada 89135.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET FOR COMMON  EQUITY

Market Information

We are quoted on OTCMarkets under the symbol “RIHC” . The following table sets forth the high and low bid price per share of our common stock for the periods presented.

Quarter Ended	High	Low
February 28, 2014	$4.00	$1.50
May 31, 2014	$1.96	$1.40
August 31, 2014	$1.40	$1.30
November 30, 2014	$1.30	$1.30
February 28, 2015	$1.30	$0.75
May 31, 2015	$0.60	$0.60
August 31, 2015	$0.60	$1.20
November 30, 2015	$0.60	$0.65

Stockholders of Our Common Shares

As of November 30, 2015, we had 23,818,046 shares of our common stock outstanding and 750,000 shares of our Series A Preferred Stock outstanding, which share amounts were unchanged from November 30, 2014.

Our common shares are issued in registered form. The registrar and transfer agent for our shares of common stock is Quicksilver Stock Transfer, with an address of   1980 Festival Plaza Dr., Ste 530, Las Vegas, NV 89135, Telephone: 702-629-1883, Facsimile: 702-562-9791.

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

Stock Option Plan

On September 23, 2009, our Board of Directors adopted a stock option plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan provides for the issuance of up to 13,334 shares to assist us in retaining those officers, employees, consultants or directors whose services would contribute to our success. As of November 30, 2015 there were no options granted.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2015.

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

Not accounting for our working capital deficiency of $(198,232) as of November 30, 2015, we require additional funds of approximately $200,000 to cover ongoing general and administrative expenses as a public company as well as minimal initial expenses for our planned healthcare products marketing business. We do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through private placement of debt or equity to our existing shareholders.

Our auditors have issued a going concern opinion for our year ended November 30, 2015. This means that there is substantial doubt that we can continue as an on- going business for the next twelve months unless we obtain additional capital to pay our bills. As we had no cash on hand and a working capital deficiency in the amount of $(198,232) as of November 30, 2015, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2016.

Research and Development

We do not intend to allocate any funds to research and development over the twelve months ending November 30, 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances from November 30, 2014 to November 30, 2015.

	Year Ended November 30
	2015	2014
Revenue	$-	$-
Selling and Administrative Expenses	$48,435	35,890
Operating loss	(48,435)	(35,890)

Net (loss)	$(48,435)	$(35,890)

Other income

Expenses

Our expenses for the fiscal year ended November 30, 2015 and 2014 are as follows:

	November 30
	2015		2014
Consultation Fees	$		$
Office / General Administrative
Professional Fees		44,303		29,655
Other		4,131		6,235
		$48,435		$35,890

For the year ended November 30, 2015, our total operating expenses from continuing operations were $48,435 as compared to $35,890 for the year ended November 30, 2014. Operating expenses are expected to remain stable until our healthcare products marketing business is launched.

Professional Fees

We incurred a total of $44,403 in professional fees in the year ended November 30, 2015 compared to $29,655 in the year ended November 30, 2014. Professional fees are expected to remain stable until our planned healthcare products marketing business is launched. .

Liquidity and Capital Resource

Cash Flows

	At	At
	November 30,	November 30,
	2015	2014

Net Cash Consumed by Operating Activities	$(51,370)	$(46,190)
Net Cash Consumed by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$51,370	$46,190
Net Cash Provided (Consumed)	-	-

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

Cash Flows

Operating Activities:

Net cash consumed by operating activities was $51,370 in 2015 and $46,190 in 2014.

Year ended November 30, 2015

Our cash needs remained stable during the year ended November 30, 2015 given the delays  in commencing our previously planned social lending business,  reflecting basically the ongoing level of cash  that management expects is necessary to maintain us as a public   company.

Investing and Financing Activities:

For the fiscal years ended in 2015 and 2014, we had no investing activities.

Our cash flows from financing activities were $51,370 for the fiscal year ended November 30, 2015 compared to $46,190 for the fiscal year ended November 30, 2014, which was provided by shareholder loans to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering  taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and officer loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

November 30, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Stockholders of Unwall International Inc.

We have audited the accompanying consolidated balance sheets of Unwall International, Inc. as of November 30, 2014, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for  the year ended November 30, 2014.  Unwall International Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unwall International, Inc. as of November 30, 2014, and the results of its operations and its cash flows for the years ended November 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

Michael F. Albanese, CPA

June 12, 2015

Parsippany, New Jersey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Rorine International Holdings Corporation:

We have audited the accompanying consolidated balance sheet of Rorine International Holdings Corporation (“the Company”) as of November 30, 2015 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Rorine International Holdings Corporation, as of November 30, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
February 29, 2016

UNWALL INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2015	2014
ASSETS

Current Assets:
Cash	-	-
Total current assets	-	-

Total Assets	-	-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	3,905	6,840
Due to shareholder	194,327	142,957

Total liabilities	198,232	149,797

Shareholders’ Deficit:
Preferred stock - Class A – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
750,000	750	750
Common stock – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
23,818,046	23,818	23,818
Capital in excess of par value	6,793,041	6,793,041
Accumulated deficit	(7,015,841)	(6,967,406)
Total shareholders deficit	(198,232)	(149,797)

Total Liabilities and Shareholders’ Deficit	-	-

These accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENED NOVEMBER 30, 2015 AND 2014

	2015	2014
Expenses:
Selling and Administrative Expenses	48,435	35,890
Operating loss	(48,435)	(35,890)

Total loss from operations	(48,435)	(35,890)

Loss Per Share -
Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	23,818,046	23,818,046

These accompanying notes are an integral part of these financial statements

UNWALL INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT
FOR THE YEARS ENDED NOVEMBER 30, 2015 AND 2014

					Capital in
	Common Stock		Preferred Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance November 30, 2013	23,818,046	$23,818	750,000	$750	$6,793,041	$(6,931,516)	$(113,907)

Net loss for period						(35,890)	(35,890)

Balance November 30, 2014	23,818,046	23,818	750,000	750	6,793,041	(6,967,406)	(149,797)

Net loss for period						(48,435)	(48,435)

Balance November 30, 2015	23,818,046	23,818	750,000	750	6,793,041	(7,015,841)	(198,232)

These accompanying notes are an integral part of these financial statements

UNWALL INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATIONS:
Net loss	$(48,435)	$(35,890)
Adjustments required to reconcile net loss to net cash
consumed by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	(2,935)	(10,300)
Net Cash Consumed by Operating Activities:	(51,370)	(46,190)

	.
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	51,370	46,190
Net Cash Provided by Financing Activities:	51,370	46,190

Net increase (decrease) in cash	-	-

Cash balance, beginning of period	-	-

Cash balance, end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

RORINE INTERNATIONAL HOLDING CORPORATION
(fka UNWALL INTERNATIONAL INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2015

1. BASIS OF PRESENTATION

The financial statements of Rorine International Holdings Corp. . (the “Company”) as of November 30, 2015 are prepared in accordance with accounting principles generally accepted in the United States of America. The Company was a "shell" company as defined by SEC Rule 12b-2 until it began development stage operations on September 1, 2012. The Company was a development stage entity through May 31, 2013 when it discontinued development operations and reverted back to “shell” status.  The Company functional currency is US dollars.

On July 9, 2015 we merged with our wholly owned Nevada subsidiary, 3 Shine Technologies Inc.  As a result of this merger, our corporate name was changed to 3 Shine Technologies, Inc and the trading symbol for our common stock changed to “TSHN.”

On September 14, 2015, the Company completed a merger with Rorine International Holding Corporation, a wholly owned subsidiary incorporated in the State of Nevada. This resulted in a corporate name change of the Company to “Rorine International Holding Corporation”.  This corporate action was approved by the Company’s Board of Directors as authorized by Nevada corporate law. The corporate name change effected by the merger was effective on October 7, 2015 upon final approval by FINRA which was granted on October 6, 2015.  The Company’s trading symbol changed to “RIHC” as a result of the corporate name change The subsidiary was newly formed on September 4, 2015 and merged into the parent public company ten days later on September 14, 2015. The subsidiary had no formal business activities as of November 30, 2015.Selling general and administrative expense consist mainly of professional fees.

Accounts payable consist of vendor payables at November 30, 2015 and 2014.

2. SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. There were no non-cash investing or financing activities during either of the periods presented.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continued losses, has a working capital deficiency of $198,232 has an accumulated deficit of $7,015,841 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. On August 1, 2012, the Company began a new business.  The new business enterprise was initiated with the creation of a wholly owned subsidiary, Unwall Technologies Holdings, Sdn. Ghd (Technologies), a Malaysian corporation incorporated on July 12, 2012.  The Company plans to introduce applications for mobile devices in the first half of 2013 and web applications later in the year.  The Company is considered a development stage entity because this new business enterprise is in the process of platform development and has not derived significant revenue from operations..

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

4. CONTINGENCY

The Company does not carry Directors and Officer’s insurance.

5. SHAREHOLDER LOANS

The shareholder loans are non-interest bearing demand loans and are properly classified on the balance sheet as a current liability.

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

2031	$17,626
2032	37,664
2033	58,616
2034	35,890
2035	16,952

Under pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

Tax asset	$68,242
Valuation Allowance	(68,242)
Balance Recognized	$-

The valuation allowance changed by $ 16,952 during the 2015 year.

The Internal Revenue Code permits audits by the Internal Revenue Service for periods up to three years from the date tax returns are filed.  Malaysia has no stated limitation.  Tax returns of the Company are subject to audit for the years ended November 30,   2013, 2014 and 2015.

9. RELATED PARTY TRANSACTIONS

As of November 30, 2013 the Company  Principal Executive Officer had advanced the Company a total of $96,767. During the year ended November 30, 2014 the Company President made advances to the Company totaling $46,190.  During year ended November 30, 2015 he made advances to the Company additional funds of $51,370 resulting in a balance of $194,327.

10. SUBSEQUENT EVENT

On the 12 January 2016, Rorine International Holding Corporation Inc successfully entered in a marketing and distribution agreement with RICH Group based in South East Asia. The agreement was negotiated and announced by Rorine’s Chief Financial Officer Mr Tan Sew. According to Mr Tan this agreement has taken several months to plan and negotiate and “will give Rorine an excellent opportunity to market Eastern alternative medical packages related to Type II Diabetes outside of China to non-traditional markets such as in the West.”

The agreement was signed between Rorine International Holding Corporation and RICH Group who had previously acquired Guangzhou Huanai Nutrition and Health Information Co. Ltd and Guangzhou Tongde Hospital. One of RICH Group’s diversified investment holdings has been in alternative medicine & treatment for Type II Diabetes, specifically in China where roughly 10% of the population is susceptible to it. They have a non-invasive treatment program based on the combination of traditional Chinese medicine and modern hyperthermia, elemental balance therapy, psychotherapy, resulting in complete restoration to normal health and diet. They currently have a separate marketing and distribution company specifically for the China market. This new agreement allows them to move outside of China into new and growing markets specifically targeting western patients.

According to this agreement, Rorine will setup and prepare a marketing strategy and platform as well as liaise with hospitals, clinics and associations in order to bring this unique product to markets in the West where Diabetes is also on the rise.

The agreement is part of a long term strategy initiated by the Board of Directors of Rorine International Holding Corporation, faithfully guided by its Chief Officer Mr Tesheb Casimir. Part of this turn around occurred when the Board decided to appoint Mr Tan Sew as its CFO in late 2015. Mr Tan has been involved in new project finance and development in South East Asia for the past 20 years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

On January 6, 2016, the Company dismissed Michael F. Albanese as its independent registered accountant and engaged BF Burgers CPA PC as its new independent registered public accountant. There were no disagreements between the Company and Mr. Albanese.

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

As of November 30, 2015, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial   Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2015, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial   Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended November 30, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position	Period Serving	Term (1)

Tesheb Casimir	40	Chairman, Director	September 7, 2011 – present	1 Year
Tan Sew Hock	53	Chief Financial Officer, Director	December 10, 2015 – present	1 year

(1)  Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed.

Tesheb Casimir

Mr. Casimir (age 40) is currently CEO of CNL Ventures Group, Asia Pacific Region. He is responsible for the management and growth of the Asia Pacific Region for the ventures capital markets. Major concentration is in China and Australia for the SNS and it services. He is a corporate lawyer, business consultants in the finance/investment sector. He is fluent in English.

Tan Sew Hock

Mr. Tan, 53, has been Chairman of World Global Alliance Corporation Ltd since 2012 and was previously Vice Chairman since 2003.  World Global Alliance Corporation Ltd is a Hong Kong based project management company with projects in Cambodia, Vietnam, Malaysia and China.  Projects have included casinos, infrastructure and shipping. Mr. Tan holds a Bachelor of Arts degree from the National Agriculture University in Malaysia.  He brings over 25 years of experience in project management, real estate development and agricultural projects throughout Southeast Asia.

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

Investor Relations

As of November 30, 2015, we have not engaged investor relation professionals.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. As of the year ended November 30, 2015, our officers and directors have complied with Section 16(a) with the exception of Great On Technologies Limited and Tesheb Casimir, who have not yet filed Forms 3.

Code of Ethics

Based on our size and our early stage of development we have not yet developed a code of ethics.

Material Changes to Nominations by Security Holders of Director Candidates

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

DIRECTORS’ COMPENSATION

Our officers and director do not receive compensation. Directors are reimbursed for any expenses incurred on our  behalf.

ITEM  11.  EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

•	our principal executive officer;

•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2015, 2014 and 2013; and

•
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended November 30, 2015, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Tesheb Casimir, Chairman, Director	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Options/SAR Grants

During our fiscal year ended November 30, 2015 there were no options granted to our named officers or  directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended November 30, 2015.

Option Exercises

During our Fiscal year ended November 30, 2015 there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of November 30, 2015 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	% Class (1) (2)
	Officers and Directors:

Tasheb Casimir,Chairman, Interim CFO and Director Room 305, Carpo Commercial Building, 18-20 Lyndhurst Terrace, Central, Hong Kong	Common Stock	0	0%

	Officers and Directors as a Group	0	0%

Great On Technologies Holdings Room 305, Carpo Commercial Building, 18-20 Lyndhurst Terrace, Central, Hong Kong	Common Stock	15,947,668	66.96%

Yang Xingliang Hong Kong, China	Common Stock	1,236,000	5.18%

	5% Shareholders as a Group	17,183,668	72.14%

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	% Class (1) (2)

Great On Technologies Holdings Room 305, Carpo Commercial Building, 18-20 Lyndhurst Terrace, Central, Hong Kong	Preferred Stock	750,000	100%

	5% Shareholders and Officers and Directors as a Group	750,000	100%

(1)	Based on 23,818,046 common shares outstanding as of November 30, 2015.
(2)	Great On Technologies Holdings is controlled by Tsang Chi Man,.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with two directors, Tasheb Casimir and Tan Sew Hock. We have determined that neither of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2015	2014

Audit fees and audit related fees	$19,483	19,000

Tax fees	-	-
All other fees	-	-

Total	$19,483	19,000

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

Exhibit Number	Description

(3)	Articles of Incorporation and By-laws

3.1 (a)	Certificate of Incorporation dated June 8, 2007 (1)

3.1 (b)	Articles of Incorporation dated June 8, 2007 (1)

3.1 (c)	Certificate of Amendment dated September 17, 2009 (2)

3.1(d)	Certificate of Amendment dated November 8, 2011(3)

3.2	Bylaws, effective June 7, 2008 (1)

23.1	Consent of Independent Registered Public Accounting Firm

(31)	Section 302 Certification

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer.

32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith.

(1)	Incorporated by reference from Form S-1 that was originally filed with the SEC on March 18, 2008
(2)	Incorporated by reference from Form 8-K that was originally filed with the SEC on September 30, 2009
(3)	Incorporated by reference from Form 8-K that was originally filed with the SEC on January 25, 2012

SIGNATURES

In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RORINE INTERNATIONAL HOLDING CORPORATION
Date: February 29, 2016
	By:	/s/ Tesheb Casimir
Tesheb Casimir
Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates   indicated.

SIGNATURE	TITLE	DATE

/s/ Tesheb Casimir	Principal Executive Officer and Director	February 29, 2016
Tesheb Casimir

/s/ Tan Sew Hock	Principal Financial Officer and Director	February 29, 2016
Tan Sew Hock	Principal Accounting Officer