Form 10-Q
period 2016-02-29
RORINE INTERNATIONAL HOLDING Corp
filed 2016-08-15
CIK 1423586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 29, 2016

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
 YES ☒      NO☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,818,046 shares of common stock as of May 5, 2016.

    RORINE INTERNATIONAL HOLDING CORPORATION
FINANCIAL STATEMENTS
FEBRUARY 29, 2016

RORINE INTERNATIONAL HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	February 29,	November 30,
	2016	2015
ASSETS

Current Assets:
Cash	-	-
Total current assets	-	-

Total Assets	-	-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	10,835	3,905
Due to shareholder	201,162	194,327

Total liabilities	211,997	198,232

Shareholders’ Deficit:
Preferred stock - Class A – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
750,000	750	750
Common stock – authorized, 2,000,000,000
shares of $.001 par value; issued and outstanding,
23,818,046	23,818	23,818
Capital in excess of par value	6,793,041	6,793,041
Accumulated deficit	(7,029,606)	(7,015,841)
Total shareholders deficit	(211,997)	(198,232)

Total Liabilities and Shareholders’ Deficit	-	-

These accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

	2016	2015
Expenses:
Selling and Administrative Expenses	13,765	12,800
Operating loss	(13,765)	(12,800)

Total loss from operations	(13,765)	(12,800)

Loss Per Share -
Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	23,818,046	23,818,046

These accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

	2016	2015
CASH FLOWS FROM OPERATIONS:
Net loss	$(13,765)	$(12,800)
Adjustments required to reconcile net loss to net cash
consumed by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	6,930	(385)
Net Cash Consumed by Operating Activities:	(6,835)	(13,185)

	.
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	6,835	13,185
Net Cash Provided by Financing Activities:	6,835	13,185

Net increase (decrease) in cash	-	-

Cash balance, beginning of period	-	-

Cash balance, end of period	$-	$-

The accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION
(fka UNWALL INTERNATIONAL INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2016

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Rorine International Holdings Corp. . (the “Company”) as of February 29, 2016  and for the three month period then ended have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month periods ended February 29, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2016. The Company was a "shell" company as defined by SEC Rule 12b-2 until it began development stage operations on September 1, 2012. The Company was a development stage entity through May 31, 2013 when it discontinued development operations and reverted back to “shell” status. The Company functional currency is US dollars.

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

On  January 12,  2016, Rorine International Holding Corporation Inc successfully entered in a marketing and distribution agreement with RICH Group based in South East Asia. The agreement was negotiated and announced by Rorine’s Chief Financial Officer Mr Tan Sew. According to Mr Tan this agreement has taken several months to plan and negotiate and “will give Rorine an excellent opportunity to market Eastern alternative medical packages related to Type II Diabetes outside of China to non-traditional markets such as in the West.”

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

On March 14, 2016, an Amendment to the Company’s Articles of Incorporation was filed with the Nevada Secretary of State which increased the Company’s authorized shares of common stock to 2,000,000,000 shares from 100,000,000 shares.  The amendment was approved by owners of 66.96% of the Company’s common stock and by the owner of 100% of the Company’s preferred stock.  The amendment was effective upon filing on March 14, 2016.

Accounts payable consist of vendor payables at February 29, 2016 and November 30, 2015.

2. SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. There were no non-cash investing or financing activities during either of the periods presented.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continued losses, has a working capital deficiency of $211,997 has an accumulated deficit of $7,029,606 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. On August 1, 2012, the Company began a new business.  The new business enterprise was initiated with the creation of a wholly owned subsidiary, Unwall Technologies Holdings, Sdn. Ghd (Technologies), a Malaysian corporation incorporated on July 12, 2012.  The Company plans to introduce applications for mobile devices in the first half of 2013 and web applications later in the year.  The Company is considered a development stage entity because this new business enterprise is in the process of platform development and has not derived significant revenue from operations..

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

8. RELATED PARTY TRANSACTIONS

As of February 29, 2016 the Company  Principal Executive Officer had advanced the Company a total of $201,162.

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

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing the three months ended February 29, 2016 to the three months ended February 28, 2015.

	Three Months Ended

	February 29, 2016	February 28, 2015
Revenues	$- Nil -	$- Nil -
Selling and Administrative Expenses	$13,765	$12,800
Net Loss from Continuing Operations	$13,765	$12,800

Expenses

Our expenses for the three months ended February 29, 2016 and February 28, 2015 were as follows:

	February 28, 2016		February 28, 2015
Professional Fees				$12,000
Selling Expense		12,165
Office and Miscellaneous Expense
Payroll		1,600		800
		13,765		12,800

Total Expenses	$		$

For the three months ended February 29, 2016, our total operating expenses were $13,765 as compared to $12,800 for the three months ended February 28, 2015.  Our operating expenses are expected to vary based on the level of our professional fees.

Professional Fees

We incurred a total of $12,165  in professional fees for the three months ended February 29, 2016 as compared to $12,000 during the three months ended February 28, 2015.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

Liquidity and Capital Resource

Working Capital Deficit

	At	At
	February 29,	November 30,
	2016	2015

Current Assets	$-	$-
Current Liabilities	211,997	198,232
Working Capital	$211,997	$198,232

Cash Flows

	At	At
	February 28,	February 28,
	2016	2015

Net Cash Consumed by Operating Activities	$(6,835)	$(13,185)

Net Cash Provided by Financing Activities	6,385	13,185

Net change in cash	$	$

Net Cash Consumed

Working Capital Needs:

As of February 29, 2016, we had a net working capital deficit of $7,029,606. Over the next 12 months, we will require approximately $25,000 to sustain our working capital needs as a public reporting company as follows:

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

Cash Flows

Operating Activities:

Net cash consumed by continuing operating activities was $6,835 for the three months ended February 29, 2016 and 13,185 for the three months ended February 28, 2015. Cash consumption is expected to remain stable until the Company once again commences active business operations.

Investing and Financing Activities:

We had no investing activities from continuing operations in either the 2016 period or the 2015 period.  Our Board of Directors previously approved a sale of 75,000,000 shares of our Common Stock to Great On Technologies Holdings Ltd., our majority shareholder, for $75,000.  However, as of February 29, 2016, the shares had not yet been issued.

Cash flows from financing activities from continuing operations produced cash flows during the three month period ended February 29, 2016 of $6,835, compared to $13,185 for the three months ended February 28, 2015.  In both periods the cash was provided by shareholder loans to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the quarter ended February 29, 2016.

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15 day of August, 2016.

RORINE INTERNATIONAL HOLDING CORPORATION

BY: /s/	TESHEB CASIMIR TESHEB CASIMIR
Principal Executive Officer BY: TAN SEW HOCK
/s/ TAN SEW HOCK

Principal Financial Officer and Principal Accounting Officer