Form 10-Q
period 2016-05-31
RORINE INTERNATIONAL HOLDING Corp
filed 2016-10-11
CIK 1423586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2016

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
 YES ☒      NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,818,046 shares of common stock as of May 31, 2016.

RORINE INTERNATIONAL HOLDING CORPORATION
FINANCIAL STATEMENTS
MAY 31, 2016

RORINE INTERNATIONAL HOLDING CORPORATION
 CONSOLIDATED BALANCE SHEETS

	May 31,	November 30,
	2016	2015
ASSETS

Current Assets:
Cash	-	-
Total current assets	-	-

Total Assets	-	-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	10,490	3,905
Due to shareholder	208,477	194,327

Total liabilities	218,967	198,232

Shareholders’ Deficit:
Preferred stock - Class A – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
750,000	750	750
Common stock – authorized, 2,000,000,000
shares of $.001 par value; issued and outstanding,
23,818,046	23,818	23,818
Capital in excess of par value	6,793,041	6,793,041
Accumulated deficit	(7,036,576)	(7,015,841)
Total shareholders deficit	(218,967)	(198,232)

Total Liabilities and Shareholders’ Deficit	-	-

These accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2016 AND 2015

	For the Three Months May 31,		For the Six Months May 31,
	2016	2015	2016	2015
Expenses:
Selling and Administrative Expenses	6,970	6,235	20,735	19,035
Operating loss	(6,970)	(6,235)	(20,735)	(19,035)

Total loss from operations	(6,970)	(6,235)	(20,735)	(19,035)

Loss Per Share -
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	23,818,046	23,818,046	23,818,046	23,818,046

These accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATIONS:
Net loss	$(20,735)	$(19,035)
Adjustments required to reconcile net loss to net cash
consumed by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	6,585	5,850
Net Cash Consumed by Operating Activities:	(14,150)	(13,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	14,150	13,185
Net Cash Provided by Financing Activities:	14,150	13,185

Net increase (decrease) in cash	-	-

Cash balance, beginning of period	-	-

Cash balance, end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Rorine International Holdings Corp. . (the “Company”) as of May 31, 2016  and for the three and six month period then ended have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three and six month periods ended May 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2016. The Company was a "shell" company as defined by SEC Rule 12b-2 until it began development stage operations on September 1, 2012. The Company was a development stage entity through May 31, 2013 when it discontinued development operations and reverted back to “shell” status. The Company functional currency is US dollars.

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

Accounts payable consist of vendor payables at May 31, 2016 and November 30, 2015.

2. SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. There were no non-cash investing or financing activities during either of the periods presented.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continued losses, has a working capital deficiency of $218,967 has an accumulated deficit of $7,036,576 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. On August 1, 2012, the Company began a new business.  The new business enterprise was initiated with the creation of a wholly owned subsidiary, Unwall Technologies Holdings, Sdn. Ghd (Technologies), a Malaysian corporation incorporated on July 12, 2012.  The Company plans to introduce applications for mobile devices in the first half of 2013 and web applications later in the year.  The Company is considered a development stage entity because this new business enterprise is in the process of platform development and has not derived significant revenue from operations..

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

8. RELATED PARTY TRANSACTIONS

As of May 31, 2016 the Company  Principal Executive Officer had advanced the Company a total of $208,477.

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

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing the three months ended May 31, 2016 to three months ended May 31, 2015.

	Three Months Ended

	May 31, 2016	May 31, 2015
Revenues	$ - Nil -	$- Nil -
Selling and Administrative Expenses	$6,970	$20,735
Net Loss from Operations	$(6,970)	$(20,735)

Expenses

Our expenses for the six months ended May 31, 2016 and May 31, 2015 were as follows:

	Three Months Ended
	May 31, 2016	May 31, 2015

Professional Fees	$6,520	$6,235
Office and Miscellaneous Expense	450	-

Total Expenses	$6,970	$6,235

For the six months ended May 31, 2016, our total operating expenses were $6,970_ as compared to $6,235 for the three months ended May 31, 2015. The change in operating expenses is primarily due to professional fees.

Professional Fees

We incurred a total of $6,520 in professional fees for the three months ended May 31, 2016 as compared to $6,235 during the three months ended May 31, 2015.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing the six months ended May 31, 2016 to the six months ended May 31, 2015.

	Six Months Ended

	May 31, 2016	May 31, 2015
Revenues	$ - Nil -	$- Nil -
Selling and Administrative Expenses	$20,735	$19,035
Net Loss from Operations	$(20,735)	$(19,035)

Expenses

Our expenses for the six months ended May 31, 2016 and May 31, 2015 were as follows:

	Six Months Ended

	May 31, 2016	May 31, 2015

Professional Fees	19,835	$19,035
Office and Miscellaneous Expense	900	-

Total Expenses	$20,735	$19,035

For the six months ended May 31, 2016, our total operating expenses were $20,735 as compared to $19,035 for the six months ended May 31, 2015. The change in operating expenses is primarily due to professional fees.
Professional Fees

We incurred a total of $19,835 in professional fees for the six months ended May 31, 2016 as compared to $19,035 during the six months ended May 31, 2015.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

Liquidity and Capital Resource

Working Capital Deficit

	At	At
	May 31,	May 31,
	2016	2015

Current Assets	$--	$--
Current Liabilities	$218,967	$198,232
Working Capital	$(218,967)	$(198,232)

Cash Flows

	Six months ended	Six months ended
	May 31,	May 31,
	2016	2015

Net Cash Consumed by Operating Activities	$(14,150)	$(13,185)
Net Cash Provided (Consumed) by Investing Activities	$--	$--
Net Cash Provided by Financing Activities	$14,150	$13,185
Net Cash Consumed	$--	$--

Working Capital Needs:

As of May 31, 2016, we had working capital of $218,967. Over the next 12 months, we will require approximately $25,000 to sustain our working capital needs as a public reporting company (not including any working capital required by our proposed social lending business), as follows:

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

Cash Flows

Operating Activities:

Net cash consumed by operating activities was $14,150 for the six months ended May 31, 2016 and $13,185 for the six months ended May 31, 2015.  Cash consumption is expected to remain stable until the Company once again commences active business operations.

Investing and Financing Activities:

We had no investing activities from continuing operations in either the 2016 period or the 2015 period.  Our Board of Directors previously approved a sale of 75,000,000 shares of our Common Stock to Great On Technologies Holdings Ltd., our majority shareholder, for $75,000.  However, as of May 31, 2016, the shares had not yet been issued.

Our cash flows from financing activities during the six month period ended May 31, 2016 were $14,150 compared to the six months ended May 31, 2015 when such cash flows were $13,185.  All such cash flows from financing activities were provided by shareholder loans to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 6th day of October, 2016.

RORINE INTERNATIONAL HOLDING CORPORATION

BY: /s/	TESHEB CASIMIR TESHEB CASIMIR
Principal Executive Officer BY: TAN SEW HOCK /s/ TAN SEW HOCK Principal Financial Officer and Principal Accounting Officer