Form 10-Q
period 2016-08-31
RORINE INTERNATIONAL HOLDING Corp
filed 2016-10-11
CIK 1423586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2016

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
 YES ☒      NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,244,876 shares of common stock as of August 31, 2016.

RORINE INTERNATIONAL HOLDING CORPORATION
FINANCIAL STATEMENTS
AUGUST 31, 2016

RORINE INTERNATIONAL HOLDING CORPORATION
 CONSOLIDATED BALANCE SHEETS

	August 31,	November 30,
	2016	2015
ASSETS

Current Assets:
Cash	-	-
Total current assets	-	-

Total Assets	-	-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	3,360	3,905
Due to shareholder	217,932	194,327

Total liabilities	221,292	198,232

Shareholders’ Deficit:
Preferred stock - Class A – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
750,000	750	750
Common stock – authorized, 2,000,000,000
shares of $.001 par value; issued and outstanding,
23,818,046	23,818	23,818
Capital in excess of par value	6,793,041	6,793,041
Accumulated deficit	(7,038,901)	(7,015,841)
Total shareholders deficit	(221,292)	(198,232)

Total Liabilities and Shareholders’ Deficit	-	-

These accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2016 AND 2015

	For the Three Months August 31,		For the Nine Months August 31,
	2016	2015	2016	2015
Expenses:
Selling and Administrative Expenses	2,325	17,248	23,060	36,283
Operating loss	(2,325)	(17,248)	(23,060)	(36,283)

Total loss from operations	(2,325)	(17,248)	(23,060)	(36,283)

Loss Per Share -
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	23,818,046	23,818,046	23,818,046	23,818,046

These accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED AUGUST 31, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATIONS:
Net loss	$(23,060)	$(36,283)
Adjustments required to reconcile net loss to net cash
consumed by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	(545)	930
Net Cash Consumed by Operating Activities:	(23,605)	(35,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	23,605	35,353
Net Cash Provided by Financing Activities:	23,605	35,353

Net increase (decrease) in cash	-	-

Cash balance, beginning of period	-	-

Cash balance, end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Rorine International Holdings Corp. . (the “Company”) as of August 31, 2016  and for the three and nine month period then ended have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three and nine month periods ended August 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2016. The Company was a "shell" company as defined by SEC Rule 12b-2 until it began development stage operations on September 1, 2012. The Company was a development stage entity through May 31, 2013 when it discontinued development operations and reverted back to “shell” status. The Company functional currency is US dollars.

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

Accounts payable consist of vendor payables at August 31, 2016 and November 30, 2015.

2. SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. There were no non-cash investing or financing activities during either of the periods presented.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continued losses, has a working capital deficiency of $221,292 has an accumulated deficit of $7,038,901 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. On August 1, 2012, the Company began a new business.  The new business enterprise was initiated with the creation of a wholly owned subsidiary, Unwall Technologies Holdings, Sdn. Ghd (Technologies), a Malaysian corporation incorporated on July 12, 2012.  The Company plans to introduce applications for mobile devices in the first half of 2013 and web applications later in the year.  The Company is considered a development stage entity because this new business enterprise is in the process of platform development and has not derived significant revenue from operations..

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

8. RELATED PARTY TRANSACTIONS

As of August 31, 2016 the Company  Principal Executive Officer had advanced the Company a total of $217,932.

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

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing the three months ended August 31, 2016 to three months ended August 31, 2015.

	Three Months Ended

	August 31, 2016	August 31, 2015
Revenues	$ - Nil -	$- Nil -
Selling and Administrative Expenses	$2,325	$17,248
Net Loss from Operations	$(2,325)	$(17,248)

Expenses

Our expenses for the nine months ended August 31, 2016 and August 31, 2015 were as follows:

	Three Months Ended

	August 31, 2016	August 31, 2015

Professional Fees	$2,325	$17,248

Total Expenses	$2,325	$17,248

For the three months ended August 31, 2016, our total operating expenses were $2,325 as compared to $17,248 for the three months ended August 31, 2015. The change in operating expenses is primarily due to professional fees.

Professional Fees

We incurred a total of $2,325 in professional fees for the three months ended August 31, 2016 as compared to $17,248 during the three months ended August 31, 2015.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing the nine months ended August 31, 2016 to the nine months ended August 31, 2015.

	Nine Months Ended

	August 31, 2016	August 31, 2015
Revenues	$ - Nil -	$- Nil -
Selling and Administrative Expenses	$23,060	$36,283
Net Loss from Operations	$(23,060)	$(36,283)

Expenses

Our expenses for the nine months ended August 31, 2016 and August 31, 2015 were as follows:

	Nine Months Ended
	August 31, 2016	August 31, 2015

Professional Fees	23,050	$36,283

Total Expenses	$23,050	$36,283

For the nine months ended August 31, 2016, our total operating expenses were $23,050 as compared to $36,283 for the nine months ended August 31, 2015. The change in operating expenses is primarily due to professional fees.
Professional Fees

We incurred a total of $23,050 in professional fees for the nine months ended August 31, 2016 as compared to $36,283 during the nine months ended August 31, 2015.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

Liquidity and Capital Resource

Working Capital Deficit

	At	At
	August 31,	November 30,
	2016	2015

Current Assets	$--	$--
Current Liabilities	$221,292	$198,232
Working Capital	$(221,292)	$(198,232)

Cash Flows

	Nine months ended	Nine months ended
	August 31,	August 31,
	2016	2015

Net Cash Consumed by Operating Activities	$(23,060)	$(36,283)
Net Cash Provided (Consumed) by Investing Activities	$--	$--
Net Cash Provided by Financing Activities	$23,060	$36,283
Net Cash Consumed	$--	$--

Working Capital Needs:

As of  August 31, 2016, we had working capital of $221,292 Over the next 12 months, we will require approximately $25,000 to sustain our working capital needs as a public reporting company (not including any working capital required by our proposed social lending business), as follows:

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

Cash Flows

Operating Activities:

Net cash consumed by operating activities was $23,605 for the nine months ended August 31, 2016 and $35,353 for the nine months ended August 31, 2015.  Cash consumption is expected to remain stable until the Company once again commences active business operations.

Investing and Financing Activities:

We had no investing activities from continuing operations in either the 2016 period or the 2015 period.  Our Board of Directors previously approved a sale of 75,000,000 shares of our Common Stock to Great On Technologies Holdings Ltd., our majority shareholder, for $75,000.  However, as of August 31, 2016, the shares had not yet been issued.

Our cash flows from financing activities during the nine month period ended August 31, 2016 were $23,605 compared to the nine months ended August 31, 2015 when such cash flows were $35,353.  All such cash flows from financing activities were provided by shareholder loans to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RORINE INTERNATIONAL HOLDING CORPORATION

BY:	TESHEB CASIMIR

/s/	TESHEB CASIMIR
Principal Executive Officer

BY: TAN SEW HOCK

/s/ TAN SEW HOCK

Principal Financial Officer and
Principal Accounting Officer