Form 10-Q/A
period 2016-08-31
RORINE INTERNATIONAL HOLDING Corp
filed 2017-04-28
CIK 1423586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
FORM 10-Q/A

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
 YES ☒      NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,244,876 shares of common stock as of March 31, 2017.

EXPLANATORY NOTE

Rorine International Holding Corporation (the “Company”) is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the “Quarterly Report on Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2016; filed with the Securities and Exchange Commission on October 11, 2016 (the “Original Report”). The purpose of this Quarterly Report on Form 10-Q/A is (1) to restate our financial statements and amend related disclosures concerning a common stock issuance that occurred prior to the end of the quarter but had not been reflected in the financial statements included in the Original Report and (2) to amend our disclosure in Part I, Item 4 “Controls and Procedures,” of the Original Report to change the conclusions of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2016 in light of management’s conclusion that the Company’s internal control over financial reporting contained a material weakness at November 30, 2015 which had not been remediated by the end of the fiscal quarter ended August 31, 2016. Except for these changes, the remainder of the Original Report, including the financial statements and supplementary data, remains unchanged except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as required in connection with the filing of this Quarterly Report on Form 10-Q/A. Notwithstanding the existence of this material weakness, management has concluded that the Company’s financial statements included in its Annual Report on Form 10-K for the year ended November 30, 2015, as initially filed on March 4, 2016, or in its Quarterly Reports on Form 10-Q for the quarters ended February 29, 2016 or May 31, 2016, as initially filed on August 15, 2016 and October 11, 2016, respectively are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

We have made no attempt in this Quarterly Report on Form 10-Q/A to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Except as noted above, this Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Original Report. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Original Report, and the Company’s other filings with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report, including any amendments thereto.

RORINE INTERNATIONAL HOLDING CORPORATION
FINANCIAL STATEMENTS
AUGUST 31, 2016

RORINE INTERNATIONAL HOLDING CORPORATION
 CONSOLIDATED BALANCE SHEETS

	August 31,	November 30,
	2016	2015
ASSETS	(Restated)

Current Assets:
Cash	-	-
Total current assets	-	-

Total Assets	-	-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	3,360	3,905
Due to shareholder	217,932	194,327

Total liabilities	221,292	198,232

Shareholders’ Deficit:
Preferred stock - Class A – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
750,000	750	750
Common stock – authorized, 2,000,000,000
shares of $.001 par value; issued and outstanding,
24,244,876	24,245	23,818
Capital in excess of par value	7,646,274	6,793,041
Accumulated deficit	(7,892,561)	(7,015,841)
Total shareholders’ deficit	(221,292)	(198,232)

Total Liabilities and Shareholders’ Deficit	-	-

These accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2016 AND 2015

	For the Three Months August 31,		For the Nine Months August 31,
	2016	2015	2016	2015
Expenses:	(Restated)		(Restated)
Selling and Administrative Expenses	$2,325	$17,248	$23,060	$36,283
Consulting fees	853,660	-	853,660	-
Operating loss	(2,325)	(17,248)	(23,060)	(36,283)

Total loss from operations	(855,985)	(17,248)	(876,720)	(36,283)

Loss Per Share -
Basic and Diluted	$(0.04)	$(0.00)	$(0.04)	$(0.00)

Weighted average number of common shares outstanding	23,855,161	23,818,046	24,130,275	23,818,046

These accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED AUGUST 31, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATIONS:	(Restated)
Net loss	$(876,720)	$(36,283)
Stock based compensation
Adjustments required to reconcile net loss to net cash	853,660
consumed by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	(545)	930
Net Cash Consumed by Operating Activities:	(23,605)	(35,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	23,605	35,353
Net Cash Provided by Financing Activities:	23,605	35,353

Net increase (decrease) in cash	-	-

Cash balance, beginning of period	-	-

Cash balance, end of period	$-	$-

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

2. RESTATEMENT

Restatement

On April 10, 2017 the Board of the Company determined that the Company’s financial statements for the quarter ended August 31, 2016 should be restated to reflect an issuance of 426,830 shares of common stock to a consultant. valued  at $853,660 ($2.00 per share). It came to the attention of management that these shares were issued on August 23, 2016, which was prior to the end of the third quarter.

The effects of the restatement on the Company’s financial statements as of, and for the three and nine months ended August 31, 2016:

Balance Sheet
	As Previously	Effect of	As
	Reported	Restatement	Restated
Common Stock	$23,818	$427	$24,245
Additional paid in capital	6,793,041	853,233	7,646,274
Accumulated (Deficit)	$(7,038,901)	$(853,660)	$(7,892,561)

Statement of Operations for the 3 months ended August 31, 2016
	As Previously	Effect of	As
	Reported	Restatement	Restated
Consulting fees	$-	$853,660	$853,660
Net loss	$(2,325)	$(853,660)	$(855,985)
Net loss per share – basic and diluted	$(0.00)	$(0.04)	$(0.04)

Statement of Operations for the 9 months ended August 31, 2016
	As Previously	Effect of	As
	Reported	Restatement	Restated
Consulting fees	$-	$853,660	$853,660
Net loss	$(23,060)	$(853,660)	$(876,720)
Net loss per share – basic and diluted	$(0.00)	$(0.04)	$(0.04)

Consolidated Statement of Cash Flows
	As Previously	Effect of	As
	Reported	Restatement	Restated
Operating activities
Net loss	$(23,060)	$(853,660)	$(876,720)
Stock based compensation	$ (-)	$853,660	$853,660

3. SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. There were no non-cash investing or financing activities during either of the periods presented.

4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continued losses, has a working capital deficiency of $221,292 has an accumulated deficit of $7,892,561 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. On August 1, 2012, the Company began a new business.  The new business enterprise was initiated with the creation of a wholly owned subsidiary, Unwall Technologies Holdings, Sdn. Ghd (Technologies), a Malaysian corporation incorporated on July 12, 2012.  The Company plans to introduce applications for mobile devices in the first half of 2013 and web applications later in the year.  The Company is considered a development stage entity because this new business enterprise is in the process of platform development and has not derived significant revenue from operations..

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

5. CONTINGENCY

The Company does not carry Directors and Officer’s insurance.

6. SHAREHOLDER LOANS

The shareholder loans are non-interest bearing demand loans and are properly classified on the balance sheet as a current liability.

 On August 23, 2016 the Company issued issued 426,830 shares of common stock to a consultant value at $853,660 ($2.00 per share).

7. PRINCIPLE OF CONSOLIDATION

The consolidated financial statements represent the combined results of Rorine International Holdings Corp. and its wholly owned subsidiary, Unwall Technologies Holdings, SdnGhd. All intercompany balances have been eliminated.

8. DISCONTINUED OPERATIONS

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

9. RELATED PARTY TRANSACTIONS

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

	Three Months Ended

	August 31, 2016	August 31, 2015
Revenues	$ - Nil -	$- Nil -
Consulting Fees	853,660	-
Selling and Administrative Expenses	$2,325	$17,248
Net Loss from Operations	$(855,985)	$(17,248)

Expenses

Our expenses for the nine months ended August 31, 2016 and August 31, 2015 were as follows:

	Three Months Ended

	August 31, 2016	August 31, 2015

Professional Fees	$2,325	$17,248

Total Expenses	$2,325	$17,248

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

	Nine Months Ended

	August 31, 2016	August 31, 2015
Revenues	$ - Nil -	$- Nil -
Consulting fees	853,660
Selling and Administrative Expenses	$23,060	$36,283
Net Loss from Operations	$(876,720)	$(36,283)

Expenses

Our expenses for the nine months ended August 31, 2016 and August 31, 2015 were as follows:

	Nine Months Ended
	August 31, 2016	August 31, 2015

Professional Fees	23,050	$36,283

Total Expenses	$23,050	$36,283

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

Material Weakness in Internal Control Over Financial Reporting

Subsequent to the evaluation made in connection with the filing of the Form 10-Q on October 11, 2016, management reassessed the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, identified a material weakness related in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company failed to design controls adequate to insure that all stock issuance during a particular reporting period were reflected in the financial statements and disclosures for that period.

Based on this assessment and the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of November 30, 2015 and had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q. However, the Company has concluded that the existence of this material weakness did not result in a material misstatement of the Company’s financial statements included in its Annual Report on Form 10-K for the year ended November 30, 2015, as initially filed on March 4, 2016, or in its Quarterly Reports on Form 10-Q for the quarters ended February 29, 2016 or May 31, 2016, as initially filed on August 15, 2016 and October 11, 2016, respectively.

Remediation Measures

To address the material weakness described above the Company has designed and implemented new and enhanced controls to ensure that all stock issuances during a particular reporting period are reflected in the financial statements and disclosures for that period.

We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, the new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weakness has been remediated. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

Changes in Internal Control over Financial Reporting

Other than as set forth above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 23, 2016, we issued 426,830 shares of our common stock to a consultant for services.  The shares were valued at $2.00 per share.  The consultant is Cambodian, and we believe she may be of assistance in our possible entry into the Cambodian market.  We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 as well as Regulation S.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 26th day of April, 2017.

RORINE INTERNATIONAL HOLDING CORPORATION

BY:	TESHEB CASIMIR

/s/	TESHEB CASIMIR
Principal Executive Officer

BY: TAN SEW HOCK

/s/ TAN SEW HOCK

Principal Financial Officer and
Principal Accounting Officer