Form 10-K
period 2016-11-30
RORINE INTERNATIONAL HOLDING Corp
filed 2017-05-09
CIK 1423586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2016
☐    Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes   ☐  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal year. The aggregate market value held by non-affiliates as of May 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10,946,723.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 24,244,876 shares of common stock outstanding as of May 2, 2017.

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

Previous Business

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

Current Business

On the 12 January 2016, Rorine International Holding Corporation Inc entered in a marketing and distribution agreement with RICH Group based in South East Asia. The agreement was negotiated and announced by Rorine’s Chief Financial Officer Mr Tan Sew. According to Mr Tan this agreement took several months to plan and negotiate and “will give Rorine an excellent opportunity to market Eastern alternative medical packages related to Type II Diabetes outside of China to non-traditional markets such as in the West.”

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

Quarter Ended	High	Low
February 28, 2015	$1.30	$0.75
May 31, 2015	$0.60	$0.60
August 31, 2015	$0.60	$1.20
November 30, 2015	$0.60	$0.65
February 29, 2016	$1.20	$0.60
May 31, 2016	$1.65	$0.80
August 31, 2016	$2.05	$0.90
November 30, 2016	$2.30	$1.25

Stockholders of Our Common Shares

As of November 30, 2016, we had 24,244,876 shares of our common stock outstanding out of 2,000,000,000 shares authorized and 750,000 shares of our Series A Preferred Stock outstanding out of 100,000,000 shares authorized.  The preferred share amounts were unchanged from November 30, 2015.  The common share amount was increased from 23,818,046 shares at November 30, 2015.

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

Stock Option Plan

On September 23, 2009, our Board of Directors adopted a stock option plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan provides for the issuance of up to 13,334 shares to assist us in retaining those officers, employees, consultants or directors whose services would contribute to our success. As of November 30, 2016 there were no options granted.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2016.

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

Not accounting for our working capital deficiency of $(235,002) as of November 30, 2016, we require additional funds of approximately $200,000 to cover ongoing general and administrative expenses as a public company as well as minimal initial expenses for our planned healthcare products marketing business. We do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through private placement of debt or equity to our existing shareholders.

Our auditors have issued a going concern opinion for our year ended November 30, 2016. This means that there is substantial doubt that we can continue as an on- going business for the next twelve months unless we obtain additional capital to pay our bills. As we had no cash on hand and a working capital deficiency in the amount of $(235,002) as of November 30, 2016, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2016.

Research and Development

We do not intend to allocate any funds to research and development over the twelve months ending November 30, 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances from November 30, 2015 to November 30, 2016.

	Year Ended November 30
	2016	2015
Revenue	$-	$-
Consulting fees	853,660	-
Selling and Administrative Expenses	37,770	48,435
Operating loss	(36,770)	(48,435)

Net (loss)	$(890,430)	$(48,435)

Other income

Expenses

Our expenses for the fiscal year ended November 30, 2016 and 2015 are as follows:

	November 30
	2016	2015
Consultation Fees	$853,660	$-
Office / General Administrative
Professional Fees	33,095	44,303
Other	3,675	4,131
	$890,430	$48,435

For the year ended November 30, 2016, our total operating expenses from continuing operations were $890,430 as compared to $48,435 for the year ended November 30, 2015. Operating expenses are expected to remain stable until our healthcare products marketing business is launched.

Consulting Fees

On  August 31, 2016 the Company issued  426,830 shares of common stock to a consultant. valued  at $853,660 ($2.00 per share).

Professional Fees

We incurred a total of $33,095 in professional fees in the year ended November 30, 2016 compared to $44,403 in the year ended November 30, 2015. Professional fees are expected to remain stable until our planned healthcare products marketing business is launched. .

Liquidity and Capital Resource

Cash Flows

	At	At
	November 30,	November 30,
	2016	2015

Net Cash Consumed by Operating Activities	$(35,670)	$(51,370)
Net Cash Consumed by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$35,670	$51,370
Net Cash Provided (Consumed)	-	-

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

Cash Flows

Operating Activities:

Net cash consumed by operating activities was $35,670 in 2016 and $51,370 in 2015.

Year ended November 30, 2016

Our cash needs remained stable during the year ended November 30, 2016 given the delays in commencing our previously planned social lending business,  reflecting basically the ongoing level of cash  that management expects is necessary to maintain us as a public   company.

Investing and Financing Activities:

For the fiscal years ended in 2016 and 2015, we had no investing activities.

Our cash flows from financing activities were $35,670 for the fiscal year ended November 30, 2016 compared to $35,353 for the fiscal year ended November 30, 2015, which was provided by shareholder loans to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and officer loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

November 30, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Rorine International Holding Corporation:

We have audited the accompanying consolidated balance sheets of Rorine International Holding Corporation (“the Company”) as of November 30, 2016 and 2015 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Rorine International Holding Corporation, as of November 30, 2016 and 2015, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
 May 8, 2017

RORINE INTERNATIONAL HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2016	2015
ASSETS

Current Assets:
Cash	-	-
Total current assets	-	-

Total Assets	-	-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	5,005	3,905
Due to shareholder	229,997	194,327

Total liabilities	235,002	198,232

Shareholders’ Deficit:
Preferred stock - Class A – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
750,000	750	750
Common stock – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
23,818,046	24,245	23,818
Capital in excess of par value	7,646,274	6,793,041
Accumulated deficit	(7,906,271)	(7,015,841)
Total shareholders deficit	(235,002)	(198,232)

Total Liabilities and Shareholders’ Deficit	-	-

These accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2016 AND 2015

	For the Years Ended November 30,
	2016	2015
Expenses:
Consulting fees	$853,660	$-
Selling and Administrative Expenses	36,770	48,435
Operating loss	(890,430)	(48,435)

Total loss from operations	(890,430)	(48,435)

Loss Per Share -
Basic and Diluted	$(0.04)	$(0.00)

Weighted average number of common shares outstanding	24,130,275	23,818,046

These accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATIONS:
Net loss	$(890,430)	$(48,435)
Adjustments required to reconcile net loss to net cash
consumed by operating activities:
Stock based compensation	853,660	-
Changes in assets and liabilities:
Increase in accounts payable	1,100	(2,935)
Net Cash Consumed by Operating Activities:	(35,670)	(51,370)

	.
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	35,670	51,370
Net Cash Provided by Financing Activities:	35,670	51,370

Net increase (decrease) in cash	-	-

Cash balance, beginning of period	-	-

Cash balance, end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

RORINE INTERNATIONAL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT
FOR THE YEARS ENDED NOVEMBER 30, 2016 AND 2015

					Capital in
	Common Stock		Preferred Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance November 30, 2014	23,818,046	$23,818	750,000	$750	$6,793,041	$(6,967,406)	$(149,797)

Net loss for period	0	0	0	0	0	(48,435)	(48,435)

Balance November 30, 2015	23,818,046	23,818	750,000	750	6,793,041	(7,015,841)	(198,232)

Common stock issued for services	426,830	427	-	-	853,233	-	853,660

Net loss for period	-	-	-	-	-	(890,430)	(890,430)

Balance November 30, 2016	24,244,876	24,245	750,000	750	7,646,274	(7,906,271)	(235,002)

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

Accounts payable consist of vendor payables at November 30, 2016 and November 30, 2015.

2. SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. There were no non-cash investing or financing activities during either of the periods presented.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continued losses, has a working capital deficiency of $235,002 has an accumulated deficit of $7,906,271 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. On August 1, 2012, the Company began a new business.  The new business enterprise was initiated with the creation of a wholly owned subsidiary, Unwall Technologies Holdings, Sdn. Ghd (Technologies), a Malaysian corporation incorporated on July 12, 2012.  The Company plans to introduce applications for mobile devices in the first half of 2013 and web applications later in the year.  The Company is considered a development stage entity because this new business enterprise is in the process of platform development and has not derived significant revenue from operations..

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

6. COMMON STOCK

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

9. RELATED PARTY TRANSACTIONS

As of November 30, 2016 and 2015 the Company  Principal Executive Officer had advanced the Company a total of $229,997 and $194,327, respectively.

10. INCOME TAXES

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

2031	$17,626
2032	37,664
2033	58,616
2034	35,890
2035	16,952
2036	$12,870

Under pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

Tax asset	$81,111
Valuation Allowance	(81,111)
Balance Recognized	$-

The valuation allowance changed by $12,870 during the 2016 year.

The Internal Revenue Code permits audits by the Internal Revenue Service for periods up to three years from the date tax returns are filed.  Malaysia has no stated limitation.  Tax returns of the Company are subject to audit for the years ended November 30, 2014, 2015 and 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

On January 6, 2016, the Company dismissed Michael F. Albanese as its independent registered accountant and engaged BF Borgers CPA PC as its new independent registered public accountant. There were no disagreements between the Company and Mr. Albanese.

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

As of November 30, 2016, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial   Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2016, our internal control over financial reporting was not effective.

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

Material Weakness in Internal Control Over Financial Reporting

Subsequent to November 30, 2016, management reassessed the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, identified a material weakness related in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company failed to design controls adequate to insure that all stock issuance during a particular reporting period were reflected in the financial statements and disclosures for that period.

Based on this assessment and the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of November 30, 2015 and had not been remediated by the end of the period covered by this Annual Report on Form 10-K. However, the Company has concluded that the existence of this material weakness did not result in a material misstatement of the Company’s financial statements included in this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

Other than as set forth above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Period Serving	Term (1)

Tesheb Casimir	41	Chairman, Director	September 7, 2011 – present	1 Year
Tan Sew Hock	54	Chief Financial Officer, Director	December 10, 2015 – present	1 year
Zhang Shengbiao	47	Director	March 2, 2016 – present	1 Year

(1)  Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed.

Tesheb Casimir

Mr. Casimir (age 41) is currently CEO of CNL Ventures Group, Asia Pacific Region. He is responsible for the management and growth of the Asia Pacific Region for the ventures capital markets. Major concentration is in China and Australia for the SNS and it services. He is a corporate lawyer, business consultants in the finance/investment sector. He is fluent in English.  He is also a Director of Star Ally Inc.

Tan Sew Hock

Mr. Tan, 54, has been Chairman of World Global Alliance Corporation Ltd since 2012 and was previously Vice Chairman since 2003.  World Global Alliance Corporation Ltd is a Hong Kong based project management company with projects in Cambodia, Vietnam, Malaysia and China.  Projects have included casinos, infrastructure and shipping. Mr. Tan holds a Bachelor of Arts degree from the National Agriculture University in Malaysia.  He brings over 25 years of experience in project management, real estate development and agricultural projects throughout Southeast Asia.

Zhang Shengbiao

Mr. Zhang Shengbiao, age 47, is a Chinese national whose education focused on construction management and projects both rural and urban.   Mr Zhang was initially Project Manager later Deputy General Manager of Shanghai Shuming Construction Company(1990 - 2003) focusing on high rise development and incorporating environmentally friendly building practices into their construction and overall aesthetics and design of their projects.   Recently, Mr. Zhang has been Managing Director of Shenzen Yiming Health Incorporated (SYH) (2005 - present), a diversified company offering traditional Chinese medicine treatments and packages to the Chinese general public. Mr Zhang is also the recipient of  the Shenzen Health & Management Consultant Award (2012).

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

Investor Relations

As of November 30, 2016, we have not engaged investor relation professionals.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. As of the year ended November 30, 2016, our officers and directors have complied with Section 16(a) with the exception of Great On Technologies Limited and Tesheb Casimir, who have not yet filed Forms 3.

Code of Ethics

Based on our size and our early stage of development we have not yet developed a code of ethics.

Material Changes to Nominations by Security Holders of Director Candidates

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

DIRECTORS’ COMPENSATION

Our officers and director do not receive compensation. Directors are reimbursed for any expenses incurred on our  behalf.

ITEM  11.  EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

•	our principal executive officer;

•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2016, 2015 and 2014; and

•
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended November 30, 2016, 2015 and 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Tesheb Casimir, Chairman, Director	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Tan Sew Hock, CFO, Director	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Options/SAR Grants

During our fiscal year ended November 30, 2016 there were no options granted to our named officers or  directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended November 30, 2016.

Option Exercises

During our Fiscal year ended November 30, 2016 there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of November 30, 2016 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	% Class (1) (2)
	Officers and Directors:

Tasheb Casimir, Chairman and Director Room 305, Carpo Commercial Building, 18-20 Lyndhurst Terrace, Central, Hong Kong	Common Stock	0	0%

Tan Sew Hock, CFO and Director Suite 325 – 7582 Las Vegas Blvd South, Las Vegas, NV89123CFO	Common Stock	0	0%

Zhang Shengbiao Director Suite 325 – 7582 Las Vegas Blvd South, Las Vegas, NV 89123	Common Stock	0	0%

	Officers and Directors as a Group	0	0%

Great On Technologies Holdings Room 305, Carpo Commercial Building, 18-20 Lyndhurst Terrace, Central, Hong Kong	Common Stock	15,947,668	65.78%

Yang Xingliang Hong Kong, China	Common Stock	1,236,000	5.10%

	5% Shareholders as a Group	17,183,668	70.88%

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	% Class (1) (2)

Great On Technologies Holdings Room 305, Carpo Commercial Building, 18-20 Lyndhurst Terrace, Central, Hong Kong	Preferred Stock	750,000	100%

	5% Shareholders and Officers and Directors as a Group	750,000	100%

(1)	Based on 24,244,876 common shares outstanding as of November 30, 2016.
(2)	Great On Technologies Holdings is controlled by Tsang Chi Man,.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with three directors, Tasheb Casimir, Tan Sew Hock and Zhang Shengbiao. We have determined that none of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2016	2015

Audit fees and audit related fees	$19,483	19,483

Tax fees	-	-
All other fees	-	-

Total	$19,483	19,483

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

Exhibit Number	Description

(3)	Articles of Incorporation and By-laws

3.1 (a)	Certificate of Incorporation dated June 8, 2007 (1)

3.1 (b)	Articles of Incorporation dated June 8, 2007 (1)

3.1 (c)	Certificate of Amendment dated September 17, 2009 (2)

3.1(d)	Certificate of Amendment dated November 8, 2011(3)

3.1(e)	Certificate of Amendment dated March 14, 2016(4)

(31)	Section 302 Certification

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer.

32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith.

(1)	Incorporated by reference from Form S-1 that was originally filed with the SEC on March 18, 2008
(2)	Incorporated by reference from Form 8-K that was originally filed with the SEC on September 30, 2009
(3)	Incorporated by reference from Form 8-K that was originally filed with the SEC on January 25, 2012
(4)	Incorporated by reference from Form 8-K that was originally filed with the SEC on March 14, 2016

SIGNATURES

In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RORINE INTERNATIONAL HOLDING CORPORATION
Date: May 8, 2017
	By:	/s/ Tesheb Casimir
Tesheb Casimir
Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates   indicated.

SIGNATURE	TITLE	DATE

/s/ Tesheb Casimir	Principal Executive Officer and Director	May 8, 2017
Tesheb Casimir

/s/ Tan Sew Hock	Principal Financial Officer and Director	May 8, 2017
Tan Sew Hock	Principal Accounting Officer