Form 10-Q
period 2017-05-31
RORINE INTERNATIONAL HOLDING Corp
filed 2017-09-01
CIK 1423586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2017

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
 YES ☒      NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,244,876 shares of common stock as of August 28, 2017.

RORINE INTERNATIONAL HOLDING CORPORATION
FINANCIAL STATEMENTS
MAY 31, 2017

RORINE INTERNATIONAL HOLDING CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 31,	November 30,
	2017	2016
ASSETS

Current Assets:
Cash	-	-
Total current assets	-	-

Total Assets	-	-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	13,130	5,005
Due to shareholder	245,512	229,997

Total liabilities	258,642	235,002

Shareholders’ Deficit:
Preferred stock - Class A – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
750,000	750	750
Common stock – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
24,244,876	24,245	24,245
Capital in excess of par value	7,646,274	7,646,274
Accumulated deficit	(7,929,911)	(7,906,271)
Total shareholders deficit	(258,642)	(235,002)

Total Liabilities and Shareholders’ Deficit	-	-

These accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2017 AND MAY 31, 2016
(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	February 28,	May 31,	May 31,	May 31,
	2017	2016	2017	2016
Expenses:
Selling and Administrative Expenses	14,860	6,970	$23,640	$20,375
Operating loss	(14,860)	(6,970)	(23,640)	(20,375)

Total loss from operations	(14,860)	(6,970)	(23,640)	(20,375)

Loss Per Share -
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	23,818,046	23,818,046	24,244,876	23,818,046

These accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31, 2017 AND FEBRUARY 29, 2016
(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	May 31,	May 31,
	2017	2016
CASH FLOWS FROM OPERATIONS:
Net loss	$(23,640)	$(20,735)
Adjustments required to reconcile net loss to net cash
consumed by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	8,125	6,585
Net Cash Consumed by Operating Activities:	(15,515)	(14,150)

	.
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	15,515	14,150
Net Cash Provided by Financing Activities:	15,515	14,150

Net increase (decrease) in cash	-	-

Cash balance, beginning of period	-	-

Cash balance, end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Rorine International Holdings Corp. . (the “Company”) as of February 28, 2017  and for the three month period then ended have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the six month periods ended May 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2016. The Company was a "shell" company as defined by SEC Rule 12b-2 until it began development stage operations on September 1, 2012. The Company was a development stage entity through May 31, 2013 when it discontinued development operations and reverted back to “shell” status. The Company functional currency is US dollars.

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

Accounts payable consist of vendor payables at May 31, 2017 and November 30, 2016.

2. SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. There were no non-cash investing or financing activities during either of the periods presented.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continued losses, has a working capital deficiency of $258,642 has an accumulated deficit of $7,929,911 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. On August 1, 2012, the Company began a new business.  The new business enterprise was initiated with the creation of a wholly owned subsidiary, Unwall Technologies Holdings, Sdn. Ghd (Technologies), a Malaysian corporation incorporated on July 12, 2012.  The Company plans to introduce applications for mobile devices in the first half of 2013 and web applications later in the year.  The Company is considered a development stage entity because this new business enterprise is in the process of platform development and has not derived significant revenue from operations.

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

9. RELATED PARTY TRANSACTIONS

As of May 31, 2017 and November 30, 2016 the Company  Principal Executive Officer had advanced the Company a total of $245,512 and $229,997, respectively.

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

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing the three months ended May 31, 2017 to the three months ended May 31, 2016.

	Three months Ended

	May 31, 2017	May 31, 2016
Revenues	$ - Nil -	$- Nil -
Selling and Administrative Expenses	$14,860	$6,970
Net Loss from Operations	$(14,860)	$(6,970)

Expenses

Our expenses for the three months ended May 31, 2017 and May 31, 2016 were as follows:

	May 31, 2017	May 31, 2016

Professional Fees	$14,860	$6,520
Miscellaneous Expenses	0	450

Total Expenses	$14,860	$6,970

For the three months ended May 31, 2017, our total operating expenses were $14,860 as compared to $6,970 for the three months ended May 31, 2016.  Our operating expenses are expected to vary based on the level of our professional fees.

Professional Fees

We incurred a total of $14,860 in professional fees for the three months ended May 31, 2017 as compared to $6,970 during the three months ended May 31, 2016.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

Our expenses for the six months ended May 31, 2017 and May 31, 2016 were as follows:

	May 31, 2017	May 31, 2016

Professional Fees	$22,740	$19,835
Miscellaneous Expenses	900	900

Total Expenses	$23,640	$20,375

For the six months ended May 31, 2017, our total operating expenses were $23,640 as compared to $20,375 for the three months ended May 31, 2016.  Our operating expenses are expected to vary based on the level of our professional fees.

Professional Fees

We incurred a total of $22,740 in professional fees for the six months ended May 31, 2017 as compared to $19,835 during the six months ended May 31, 2016.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

Liquidity and Capital Resource

Working Capital Deficit

	At	At
	May 31,	November 30,
	2017	2016

Current Assets	$-	$-
Current Liabilities	258,642	235,002
Working Capital	$(258,642)	$(235,002)

Cash Flows

	For the Six Months Ended	For the Six Months Ended
	May 31,	May 31,
	2017	2016

Net Cash Consumed by Operating Activities	$(15,515)	$(14,150)

Net Cash Provided by Financing Activities	15,515	14,150

Net change in cash	$-	$-

Net Cash Consumed

Working Capital Needs:

As of May 31, 2017, we had a net working capital deficit of $258,642_. Over the next 12 months, we will require approximately $25,000 to sustain our working capital needs as a public reporting company as follows:

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

Cash Flows

Operating Activities:

Net cash consumed by continuing operating activities was $15,515 for the six months ended May 31, 2017 and $14,150 for the six months ended May 31, 2016. Cash consumption is expected to remain stable until the Company once again commences active business operations.

Investing and Financing Activities:

We had no investing activities from continuing operations in either the 2017 period or the 2016 period.  Our Board of Directors previously approved a sale of 75,000,000 shares of our Common Stock to Great On Technologies Holdings Ltd., our majority shareholder, for $75,000.  However, as of May 31, 2017, the shares had not yet been issued.

Cash flows from financing activities during the six month period ended May 31, 2017 were $15,515, compared to $14,150 for the six months ended May 31, 2016.  In both periods the cash was provided by shareholder loans to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the quarter ended May 31, 2017.

Material Weakness in Internal Control Over Financial Reporting

Subsequent to May 31, 2017, management reassessed the effectiveness of the Company’s internal control over financial reporting. Based on this management, including our Chief Executive Officer and Chief Financial Officer, identified a material weakness related in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company failed to design controls adequate to insure that all stock issuances during a particular reporting period were reflected in the financial statements and disclosures for that period.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 1st day of September, 2017.

RORINE INTERNATIONAL HOLDING CORPORATION

BY:	TESHEB CASIMIR

/s/	TESHEB CASIMIR
Principal Executive Officer

BY: TAN SEW HOCK

/s/ TAN SEW HOCK

Principal Financial Officer and
Principal Accounting Officer