Form 10-Q
period 2017-08-31
RORINE INTERNATIONAL HOLDING Corp
filed 2017-11-06
CIK 1423586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2017

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
 YES ☒      NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,244,876 shares of common stock as of October 17, 2017.

RORINE INTERNATIONAL HOLDING CORPORATION
FINANCIAL STATEMENTS
AUGUST 31, 2017

RORINE INTERNATIONAL HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	August 31,	November 30,
	2017	2016
ASSETS

Current Assets:
Cash	-	-
Total current assets	-	-

Total Assets	-	-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	16,525	5,005
Due to shareholder	245,512	229,997

Total liabilities	262,037	235,002

Shareholders’ Deficit:
Preferred stock - Class A – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
750,000	750	750
Common stock – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
24,244,876	24,245	24,245
Capital in excess of par value	7,646,274	7,646,274
Accumulated deficit	(7,933,306)	(7,906,271)
Total shareholders deficit	(262,037)	(235,002)

Total Liabilities and Shareholders’ Deficit	-	-

These accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2017 AND MAY 31, 2016
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	August 31,	August 31,	August 31,	August 31,
	2017	2016	2017	2016
Expenses:
Selling and Administrative Expenses	$3,395	$2,325	$27,035	$23,060
Consultin fees	-	853,660	-	853,660
Operating loss	(3,395)	(855,985)	(27,035)	(876,720)

Total loss from operations	(3,395)	(855,985)	(27,035)	(876,720)

Loss Per Share -
Basic and Diluted	$(0.00)	$(0.04)	$(0.00)	$(0.04)

Weighted average number of common shares outstanding	24,244,876	23,855,161	24,244,876	24,130,275

These accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED AUGUST 31, 2017 AND AUGUST 31, 2016
(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	August 31,	August 31,
	2017	2016
CASH FLOWS FROM OPERATIONS:
Net loss	$(27,035)	$(876,720)
Stock based compensation	-	853,660
Adjustments required to reconcile net loss to net cash
consumed by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	11,520	(545)
Net Cash Consumed by Operating Activities:	(15,515)	(23,605)

	.
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	15,515	23,605
Net Cash Provided by Financing Activities:	15,515	23,605

Net increase (decrease) in cash	-	-

Cash balance, beginning of period	-	-

Cash balance, end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Rorine International Holdings Corp. . (the “Company”) as of August 31, 2017  and for the nine month period then ended have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the nine month periods ended August 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2016. The Company was a "shell" company as defined by SEC Rule 12b-2 until it began development stage operations on September 1, 2012. The Company was a development stage entity through May 31, 2013 when it discontinued development operations and reverted back to “shell” status. The Company functional currency is US dollars.

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

Accounts payable consist of vendor payables at August 31, 2017 and November 30, 2016.

2. SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. There were no non-cash investing or financing activities during either of the periods presented.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continued losses, has a working capital deficiency of $262,037 has an accumulated deficit of $7,933,306 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. On August 1, 2012, the Company began a new business.  The new business enterprise was initiated with the creation of a wholly owned subsidiary, Unwall Technologies Holdings, Sdn. Ghd (Technologies), a Malaysian corporation incorporated on July 12, 2012.  The Company plans to introduce applications for mobile devices in the first half of 2013 and web applications later in the year.  The Company is considered a development stage entity because this new business enterprise is in the process of platform development and has not derived significant revenue from operations.

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

8. RELATED PARTY TRANSACTIONS

As of August 31, 2017 and November 30, 2016 the Company  Principal Executive Officer had advanced the Company a total of $245,512 and $229,997, respectively.

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

Development began on a web based social lending platform.   This was followed by a strategy to focus on the bio medical sector and, specifically, alternative medical products and services.

In August 2017, the Company’s Board of Directors determined to expand the Company’s holdings into mobile payment systems and the E-marketplace, although no transaction had been completed by August 31, 2017.

We have not been involved in any bankruptcy, receivership or similar proceeding.

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing the three months ended August 31, 2017 to three months ended August 31, 2016.

	Three Months Ended

	August 31, 2017	August 31, 2016
Revenues	$ - Nil -	$- Nil -
Consulting Fees	--	853,660
Selling and Administrative Expenses	$3,395	$2,325
Net Loss from Operations	$(3,395)	$(855,985)

Expenses

Our expenses for the three months ended August 31, 2017 and August 31, 2016 were as follows:

	Three Months Ended

	August 31, 2017	August 31, 2016

Professional Fees	$3,395	$2,325

Total Expenses	$3,395	$2,325

For the three months ended August 31, 2017, our total operating expenses were $3,395 as compared to $2,325 for the three months ended August 31, 2016. The change in operating expenses is primarily due to professional fees.

Professional Fees

We incurred a total of $3,395 in professional fees for the three months ended August 31, 2017 as compared to $2,325 during the three months ended August 31, 2016.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing the nine months ended August 31, 2017 to the nine months ended August 31, 2016.

	Nine Months Ended

	August 31, 2017	August 31, 2016
Revenues	$ - Nil -	$- Nil -
Consulting fees	--	853,660
Selling and Administrative Expenses	$27,035	$23,060
Net Loss from Operations	$(27,035)	$(876,720)

Expenses

Our expenses for the nine months ended August 31, 2017 and August 31, 2016 were as follows:

	Nine Months Ended
	August 31, 2017	August 31, 2016

Professional Fees	$27,035	$23,050

Total Expenses	$27,035	$23,050

For the nine months ended August 31, 2017, our total operating expenses were $27,035 as compared to $23,050 for the nine months ended August 31, 2016. The change in operating expenses is primarily due to professional fees.

Professional Fees

We incurred a total of $27,035 in professional fees for the nine months ended August 31, 2017 as compared to $23,050 during the nine months ended August 31, 2016.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

Liquidity and Capital Resource

Working Capital Deficit

	At	At
	August 31,	November 30,
	2017	2016

Current Assets	$--	$--
Current Liabilities	$262,037	$235,002
Working Capital	$(262,037)	$(235,002)

Cash Flows

	Nine months ended	Nine months ended
	August 31,	August 31,
	2017	2016

Net Cash Consumed by Operating Activities	$(15,515)	$(23,060)
Net Cash Provided by Financing Activities	$15,515	$23,060
Net Cash Consumed	$--	$--

Working Capital Needs:

As of  August 31, 2017, we had working capital deficit of $262,037 Over the next 12 months, we will require approximately $25,000 to sustain our working capital needs as a public reporting company (not including any working capital required by our proposed social lending business), as follows:

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

Cash Flows

Operating Activities:

Net cash consumed by operating activities was $15,515 for the nine months ended August 31, 2017 and $23,605 for the nine months ended August 31, 2016.  Cash consumption is expected to remain stable until the Company once again commences active business operations.

Investing and Financing Activities:

We had no investing activities from continuing operations in either the 2017 period or the 2016 period.  Our Board of Directors previously approved a sale of 75,000,000 shares of our Common Stock to Great On Technologies Holdings Ltd., our majority shareholder, for $75,000.  However, as of August 31, 2017, the shares had not yet been issued.

Our cash flows from financing activities during the nine month period ended August 31, 2017 were $15,515 compared to the nine months ended August 31, 2016 when such cash flows were $23,605.  All such cash flows from financing activities were provided by shareholder loans to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment and the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of November 30, 2015. However, the Company has concluded that the existence of this material weakness did not result in a material misstatement of the Company’s financial statements included in its Annual Report on Form 10-K for the year ended November 30, 2015, as initially filed on March 4, 2016, or in its subsequent Quarterly Reports on Form 10-Q or subsequent Annual Report on Form 10-K.

Remediation Measures

To address the material weakness described above the Company has designed and implemented new and enhanced controls to ensure that all stock issuances during a particular reporting period are reflected in the financial statements and disclosures for that period.  Specifically, the Company implemented the procedure of ordering a quarterly shareholder list from the stock transfer agent.

We believe that this procedure of obtaining regular shareholder lists will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, the new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weakness has been remediated. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 3rd day of November, 2017.

RORINE INTERNATIONAL HOLDING CORPORATION

BY:	TESHEB CASIMIR

/s/	TESHEB CASIMIR
Principal Executive Officer

BY: TAN SEW HOCK

/s/ TAN SEW HOCK

Principal Financial Officer and
Principal Accounting Officer