Form 10-K
period 2017-11-30
RORINE INTERNATIONAL HOLDING Corp
filed 2018-03-16
CIK 1423586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2017
☐    Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal year. The aggregate market value held by non-affiliates as of May 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,942,846.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 24,244,876 shares of common stock outstanding as of March 7, 2018.

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

Quarter Ended	High	Low
February 29, 2016	$1.20	$0.60
May 31, 2016	$1.65	$0.80
August 31, 2016	$2.05	$0.90
November 30, 2016	$2.30	$1.25
February 29, 2017	$2.00	$2.00
May 31, 2017	$1.00	$0.70
August 31, 2017	$2.00	$0.70
November 30, 2017	$2.50	$0.90

Stockholders of Our Common Shares

As of November 30, 2017, we had 24,244,876 shares of our common stock outstanding out of 2,000,000,000 shares authorized and 750,000 shares of our Series A Preferred Stock outstanding out of 100,000,000 shares authorized.  The preferred share amounts were unchanged from November 30, 2016.  The common share amount was increased from 23,818,046 shares at November 30, 2016.

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

Stock Option Plan

On September 23, 2009, our Board of Directors adopted a stock option plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan provides for the issuance of up to 13,334 shares to assist us in retaining those officers, employees, consultants or directors whose services would contribute to our success. As of November 30, 2017 there were no options granted.

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

Not accounting for our working capital deficiency of $(278,740) as of November 30, 2017, we require additional funds of approximately $200,000 to cover ongoing general and administrative expenses as a public company as well as minimal initial expenses for our planned healthcare products marketing business. We do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through private placement of debt or equity to our existing shareholders.

Our auditors have issued a going concern opinion for our year ended November 30, 2017. This means that there is substantial doubt that we can continue as an on- going business for the next twelve months unless we obtain additional capital to pay our bills. As we had no cash on hand and a working capital deficiency in the amount of $(278,740) as of November 30, 2017, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2017.

Research and Development

We do not intend to allocate any funds to research and development over the twelve months ending November 30, 2017.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances from November 30, 2016 to November 30, 2017.

	Year Ended November 30
	2017	2016
Revenue	$-	$-
Consulting fees	-	853,660
Selling and Administrative Expenses	43,378	37,770
Operating loss	(43,738)	(36,770)

Net (loss)	$(43,738)	$(890,430)

Other income

Expenses

Our expenses for the fiscal year ended November 30, 2017 and 2016 are as follows:

	November 30
	2017	2016
Consultation Fees	$-	$853,660
Office / General Administrative
Professional Fees	41,094	33,095
Other	2,644	3,675
	$43,739	$890,430

Consulting Fees On  August 31, 2016 the Company issued  426,830 shares of common stock to a consultant. valued  at $853,660 ($2.00 per share).

For the year ended November 30, 2017, our total operating expenses from continuing operations were $43,738 as compared to $890,430 for the year ended November 30, 2016. Operating expenses are expected to remain stable until our healthcare products marketing business is launched.

Professional Fees

We incurred a total of $41,094 in professional fees in the year ended November 30, 2017 compared to $33,095 in the year ended November 30, 2016. Professional fees are expected to remain stable until our planned healthcare products marketing business is launched. .

Liquidity and Capital Resource

Cash Flows

	At	At
	November 30,	November 30,
	2017	2016

Net Cash Consumed by Operating Activities	$(43,443)	$(35,670)
Net Cash Consumed by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$43,443	$35,670
Net Cash Provided (Consumed)	-	-

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

Cash Flows

Operating Activities:

Net cash consumed by operating activities was $43,443 in 2017 and $35,670 in 2016.

Year ended November 30, 2017

Our cash needs remained stable during the year ended November 30, 2017 given the delays in commencing our previously planned social lending business,  reflecting basically the ongoing level of cash  that management expects is necessary to maintain us as a public   company.

Investing and Financing Activities:

For the fiscal years ended in 2017 and 2016, we had no investing activities.

Our cash flows from financing activities were $43,443 for the fiscal year ended November 30, 2017 compared to $35,670 for the fiscal year ended November 30, 2016, which was provided by shareholder loans to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and officer loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

November 30, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Rorine International Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rorine International Holding Corporation (the "Company") as of November 30, 2017 and 2016, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

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

/s/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company's auditor since 2016.
Lakewood, CO
March 15, 2018

RORINE INTERNATIONAL HOLDING CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEETS
(AUDITED)

	November 30,	November 30,
	2017	2016
ASSETS

Current Assets:
Cash	-	-
Total current assets	-	-

Total Assets	-	-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	5,300	5,005
Due to shareholder	273,440	229,997

Total liabilities	278,740	235,002

Shareholders’ Deficit:
Preferred stock - Class A – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
750,000	750	750
Common stock – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
24,244,876	24,245	24,245
Capital in excess of par value	7,646,274	7,646,274
Accumulated deficit	(7,950,009)	(7,906,271)
Total shareholders deficit	(278,740)	(235,002)

Total Liabilities and Shareholders’ Deficit	-	-

These accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER  30, 2017 AND  2016
(AUDITED)

	For the Years Ended November 30,
	2017	2016
Expenses:
Selling and Administrative Expenses	$43,738	$36,770
Consultin fees	-	853,660
Operating loss	(43,738)	(890,430)

Total loss from operations	(43,738)	(890,430)

Loss Per Share -
Basic and Diluted	$(0.00)	$(0.04)

Weighted average number of common shares outstanding	24,244,876	24,130,275

These accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER  30, 2017 AND  2016
(AUDITED)

	For the Years Ended November 30,
	2016	2015
CASH FLOWS FROM OPERATIONS:
Net loss	$(43,738)	$(890,430)
Adjustments required to reconcile net loss to net cash
consumed by operating activities:
Stock based compensation	-	853,660
Changes in assets and liabilities:
Increase in accounts payable	295	1,100
Net Cash Consumed by Operating Activities:	(43,443)	(35,670)

	.
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	43,443	35,670
Net Cash Provided by Financing Activities:	43,443	35,670

Net increase (decrease) in cash	-	-

Cash balance, beginning of period	-	-

Cash balance, end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

RORINE INTERNATIONAL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT
FOR THE YEARS ENDED NOVEMBER 30, 2017 AND 2016

					Capital in
	Common Stock		Preferred Stock		Excess of	Accumulated

	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance November 30, 2015	23,818,046	23,818	750,000	750	6,793,041	(7,015,841)	(198,232)

Common stock issued for services	426,830	427	-	-	853,233	-	853,660

Net loss for period	-	-	-	-	-	(890,430)	(890,430)

Balance November 30, 2016	24,244,876	24,245	750,000	750	7,646,274	(7,906,271)	(235,002)

Net loss for period						(43,738)	(43,738)

Balance November 30, 2017	24,244,876	24,245	750,000	750	7,646,274	(7,950,009)	(278,740)

The accompanying notes are an integral part of these financial statements.

1. BASIS OF PRESENTATION

On July 9, 2015 we merged with our wholly owned Nevada subsidiary, 3 Shine Technologies, Inc.  As a result of this merger, our corporate name was changed to 3 Shine Technologies, Inc. and the trading symbol for our common stock changed to “TSHN.”

On September 14, 2015, the Company completed a merger with Rorine International Holding Corporation (Rorine), a wholly owned subsidiary incorporated in the State of Nevada. This resulted in a corporate name change of the Company to “Rorine International Holding Corporation.”  This corporate action was approved by the Company’s Board of Directors as authorized by Nevada corporate law. The corporate name change effected by the merger was effective on October 7, 2015 upon final approval by FINRA which was granted on October 6, 2015.  The Company’s trading symbol changed to “RIHC” as a result of the corporate name change.  The subsidiary was newly formed on September 4, 2015, and merged into the parent public company ten days later on September 14, 2015. The subsidiary had no formal business activities as of November 30, 2015.  Selling general and administrative expenses consist mainly of professional fees.

On January 12, 2016, Rorine International Holding Corporation successfully entered in a marketing and distribution agreement with RICH Group based in Southeast Asia. The agreement was negotiated and announced by Rorine’s Chief Financial Officer Mr. Tan Sew. According to Mr. Tan, this agreement has taken several months to plan and negotiate and “will give Rorine an excellent opportunity to market Eastern alternative medical packages related to Type II Diabetes outside of China to non-traditional markets such as in the West.”

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

According to this agreement, Rorine will setup and prepare a marketing strategy and platform as well as liaise with hospitals, clinics and associations in order to bring this unique product to markets in the West, where Diabetes is also on the rise.

 The agreement is part of a long term strategy initiated by the Board of Directors of Rorine International Holding Corporation, faithfully guided by its Chief Officer Mr. Tesheb Casimir. Part of this turn around occurred when the Board decided to appoint Mr. Tan Sew as its CFO in late 2015. Mr. Tan has been involved in new project finance and development in Southeast Asia for the past 20 years.

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

Accounts payable consist of vendor payables at December 31, 2017 and 2016.

2. SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. There were no non-cash investing or financing activities during either of the periods presented.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continued losses, has a working capital deficiency of ($278,740), an accumulated deficit of $7,950,009, and does not presently have sufficient resources to accomplish its objectives during the next twelve months. On August 1, 2012, the Company began a new business.  The new business enterprise was initiated with the creation of a wholly owned subsidiary, Unwall Technologies Holdings, Sdn. Ghd (Unwall Technologies), a Malaysian corporation incorporated on July 12, 2012.  The Company plans to introduce applications for mobile devices in the first half of 2013 and web applications later in the year.  The Company is considered a development stage entity because this new business enterprise is in the process of platform development and has not derived significant revenue from operations.

In November 2011, the Company name was changed to Unwall International Inc. (Unwall International).

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

7. PRINCIPLE OF CONSOLIDATION

The consolidated financial statements represent the combined results of Rorine International Holdings Corp. and its wholly owned subsidiary, Unwall Technologies. All intercompany balances have been eliminated.

8. DISCONTINUED OPERATIONS

The Company began development stage activities through its wholly owned Malaysian subsidiary, Unwall Technologies on September 1, 2012.  Operations of the Malaysian subsidiary effectively ceased on May 31, 2013, and closed by August 31, 2013.  The equipment and software owned by this subsidiary had no material value and were either abandoned or given to employees.  Unwall International has assumed responsibility for any remaining accounts payable of the subsidiary.  A planned social lending division was terminated with no viable development before October 31, 2013.

9. RELATED PARTY TRANSACTIONS

As of November 30, 2017 and 2016 the Company Principal Executive Officer had advanced the Company a total of $273,440 and $229,997, respectively.

10. INCOME TAXES

The Company accounts for income taxes under an asset and liability approach. The Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files income tax returns in the United States (“U.S.”), including Federal and the States of Hawaii and California jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

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

2031	$17,626
2032	37,664
2033	58,616
2034	35,890
2035	16,952
2036	12,870
2037	$16,708

Under pronouncements of the FASB, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

Tax asset	$97,969
Valuation Allowance	(97,969)
Balance Recognized	$-

The valuation allowance changed by $16,708 during the fiscal year ended November 30, 2017.

The Internal Revenue Code permits audits by the Internal Revenue Service for periods up to three years from the date tax returns are filed.  Malaysia has no stated limitation.  Tax returns of the Company are subject to audit for the years ended November 30, 2015, 2016 and 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

NONE

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

As of November 30, 2017, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial   Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2017, our internal control over financial reporting was not effective.

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

Name	Age	Position	Period Serving	Term (1)

Tesheb Casimir	43	Chairman, Director	September 7, 2011 – present	1 Year
Tan Sew Hock	55	Chief Financial Officer, Director	December 10, 2015 – present	1 year
Zhang Shengbiao	48	Director	March 2, 2016 – present	1 Year

(1)  Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed.

Tesheb Casimir

Mr. Casimir (age 43) is currently CEO of CNL Ventures Group, Asia Pacific Region. He is responsible for the management and growth of the Asia Pacific Region for the ventures capital markets. Major concentration is in China and Australia for the SNS and it services. He is a corporate lawyer, business consultants in the finance/investment sector. He is fluent in English.  He is also a Director of Star Ally Inc.

Tan Sew Hock

Mr. Tan, 55, has been Chairman of World Global Alliance Corporation Ltd since 2012 and was previously Vice Chairman since 2003.  World Global Alliance Corporation Ltd is a Hong Kong based project management company with projects in Cambodia, Vietnam, Malaysia and China.  Projects have included casinos, infrastructure and shipping. Mr. Tan holds a Bachelor of Arts degree from the National Agriculture University in Malaysia.  He brings over 25 years of experience in project management, real estate development and agricultural projects throughout Southeast Asia.

Zhang Shengbiao

Mr. Zhang Shengbiao, age 48, is a Chinese national whose education focused on construction management and projects both rural and urban.   Mr Zhang was initially Project Manager later Deputy General Manager of Shanghai Shuming Construction Company(1990 - 2003) focusing on high rise development and incorporating environmentally friendly building practices into their construction and overall aesthetics and design of their projects.   Recently, Mr. Zhang has been Managing Director of Shenzen Yiming Health Incorporated (SYH) (2005 - present), a diversified company offering traditional Chinese medicine treatments and packages to the Chinese general public. Mr Zhang is also the recipient of  the Shenzen Health & Management Consultant Award (2012).

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

Investor Relations

As of November 30, 2017, we have not engaged investor relation professionals.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. As of the year ended November 30, 2017, our officers and directors have complied with Section 16(a) with the exception of Great On Technologies Limited and Tesheb Casimir, who have not yet filed Forms 3.

Code of Ethics

Based on our size and our early stage of development we have not yet developed a code of ethics.

Material Changes to Nominations by Security Holders of Director Candidates

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

DIRECTORS’ COMPENSATION

Our officers and director do not receive compensation. Directors are reimbursed for any expenses incurred on our  behalf.

ITEM  11.  EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

•	our principal executive officer;

•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2017, 2016 and 2015; and

•
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended November 30, 2017, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Tesheb Casimir, Chairman, Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Tan Sew Hock, CFO, Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Stock Options/SAR Grants

During our fiscal year ended November 30, 2017 there were no options granted to our named officers or  directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended November 30, 2017.

Option Exercises

During our Fiscal year ended November 30, 2017 there were no options exercised by our named officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of November 30, 2017 (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	% Class (1) (2)
	Officers and Directors:

Tasheb Casimir, Chairman and Director Room 305, Carpo Commercial Building, 18-20 Lyndhurst Terrace, Central, Hong Kong	Common Stock	0	0%

Tan Sew Hock, CFO and Director Suite 325 – 7582 Las Vegas Blvd South, Las Vegas, NV89123CFO	Common Stock	0	0%

Zhang Shengbiao Director Suite 325 – 7582 Las Vegas Blvd South, Las Vegas, NV 89123	Common Stock	0	0%

	Officers and Directors as a Group	0	0%

Great On Technologies Holdings Room 305, Carpo Commercial Building, 18-20 Lyndhurst Terrace, Central, Hong Kong	Common Stock	15,947,668	65.78%

Yang Xingliang Hong Kong, China	Common Stock	1,236,000	5.10%

	5% Shareholders as a Group	17,183,668	70.88%

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	% Class (1) (2)

Great On Technologies Holdings Room 305, Carpo Commercial Building, 18-20 Lyndhurst Terrace, Central, Hong Kong	Preferred Stock	750,000	100%

	5% Shareholders and Officers and Directors as a Group	750,000	100%

(1)	Based on 24,244,876 common shares outstanding as of November 30, 2017.

(2)	Great On Technologies Holdings is controlled by Tsang Chi Man,.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2017	2016

Audit fees and audit related fees	$19,483	19,483

Tax fees	-	-
All other fees	-	-

Total	$19,483	19,483

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
Date: March 15, 2018
	By:	/s/ Tesheb Casimir
Tesheb Casimir
Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates   indicated.

SIGNATURE	TITLE	DATE

/s/ Tesheb Casimir	Principal Executive Officer and Director	March 15, 2018
Tesheb Casimir

/s/ Tan Sew Hock	Principal Financial Officer and Director	March 15, 2018
Tan Sew Hock	Principal Accounting Officer