Form 10-Q
period 2018-02-28
RORINE INTERNATIONAL HOLDING Corp
filed 2018-05-24
CIK 1423586

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 YES ☒      NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,244,876 shares of common stock as of March 7, 2018.

    RORINE INTERNATIONAL HOLDING CORPORATION
FINANCIAL STATEMENTS
FEBRUARY 28, 2018

RORINE INTERNATIONAL HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	February 28,	November 30,
	2018	2017
ASSETS

Current Assets:
Cash	-	-
Total current assets	-	-

Total Assets	-	-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	3,450	5,300
Due to shareholder	285,240	273,440

Total liabilities	288,690	278,740

Shareholders’ Deficit:
Preferred stock - Class A – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
750,000	750	750
Common stock – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
24,244,876, respectively	24,245	24,245
Capital in excess of par value	7,646,274	7,646,274
Accumulated deficit	(7,959,959)	(7,950,009)
Total shareholders deficit	(288,690)	(278,740)

Total Liabilities and Shareholders’ Deficit	-	-

These accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2018 AND  2017
(UNAUDITED)

	For the Three Months Ended February 28,
	2018	2017
Expenses:
Selling and Administrative Expenses	$9,950	$8,780
Operating loss	(9,950)	(8,780)

Total loss from operations	(9,950)	(8,780)

Loss Per Share -
Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	24,244,876	24,244,876

These accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2018 AND  2017
(UNAUDITED)

	For the Years Ended November 30,
	2016	2015
CASH FLOWS FROM OPERATIONS:
Net loss	$(9,950)	$(8,780)
Adjustments required to reconcile net loss to net cash
consumed by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	(1,850)	8,780
Net Cash Consumed by Operating Activities:	(11,800)	-

	.
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	11,800	-
Net Cash Provided by Financing Activities:	11,800	-

Net increase (decrease) in cash	-	-

Cash balance, beginning of period	-	-

Cash balance, end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Rorine International Holdings Corp.. (the “Company”) as of February 28, 2018  and for the three month period then ended have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month periods ended February 28, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2018. The Company was a "shell" company as defined by SEC Rule 12b-2 until it began development stage operations on September 1, 2012. The Company was a development stage entity through May 31, 2013 when it discontinued development operations and reverted back to “shell” status. The Company functional currency is US dollars.

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

Accounts payable consist of vendor payables at February 28, 2018 and November 30, 2017.

2. SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. There were no non-cash investing or financing activities during either of the periods presented.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continued losses, has a working capital deficiency of ($288,690), an accumulated deficit of $7,959,959, and does not presently have sufficient resources to accomplish its objectives during the next twelve months. On August 1, 2012, the Company began a new business.  The new business enterprise was initiated with the creation of a wholly owned subsidiary, Unwall Technologies Holdings, Sdn. Ghd (Unwall Technologies), a Malaysian corporation incorporated on July 12, 2012.  The Company plans to introduce applications for mobile devices in the first half of 2013 and web applications later in the year.  The Company is considered a development stage entity because this new business enterprise is in the process of platform development and has not derived significant revenue from operations.

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

8. RELATED PARTY TRANSACTIONS

As of February 28, 2018 and November 30, 2017 Company Principal Executive Officer had advanced the Company a total of $285,240 and $273,440, respectively.

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

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing the three months ended February 28, 2018 to the three months ended February 28, 2017.

	Three Months Ended

	February 28, 2018		February 28, 2017
Revenues	$	- Nil -	$	- Nil -
Selling and Administrative Expenses		$9,950		$8,780
Net Loss		$(9,950)		$(8,780)

Expenses

Our expenses for the three months ended February 28, 2018 and February 28, 2017 were as follows:

	February 28, 2018	February 28, 2017
Professional fees	$9,950	$8,780

For the three months ended February 28, 2018, our total operating expenses were $9,950 as compared to $8,780  for the three months ended February 28, 2017.  Our operating expenses are expected to vary based on the level of our professional fees.

Professional Fees

We incurred a total of $9,950 in professional fees for the three months ended February 28, 2018 as compared to $8,780 during the three months ended February 28, 2017.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

Liquidity and Capital Resource

Working Capital Deficit

	At	At
	February 28,	November 30,
	2018	2017

Current Assets	$-	$-
Current Liabilities	288,690	278,740
Working Capital	$(288,690)	$(278,740)

Cash Flows

	At	At
	February 28,	February 28,
	2018	2017

Net Cash Consumed by Operating Activities	$(11,800)	$-
Net Cash Provided by Financing Activities	11,800	-
		-
Net change in cash	$-	$-

Working Capital Needs:

As of February 28, 2018, we had a net working capital deficit of $288,690_. Over the next 12 months, we will require approximately $25,000 to sustain our working capital needs as a public reporting company as follows:

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

Cash Flows

Operating Activities:

Net cash consumed by continuing operating activities was $11,800 for the three months ended February 28, 2018 and $-0- for the three months ended February 28, 2017. Cash consumption is expected to remain stable until the Company once again commences active business operations.

Investing and Financing Activities:

We had no investing activities from continuing operations in either the 2018 period or the 2017 period.  Our Board of Directors previously approved a sale of 75,000,000 shares of our Common Stock to Great On Technologies Holdings Ltd., our majority shareholder, for $75,000.  However, as of February 28, 2018, the shares had not yet been issued.

Cash flows from financing activities from continuing operations produced cash flows during the three month period ended February 28, 2018 of $11,800, compared to $-0- for the three months ended February 28, 2017.  In both periods the cash was provided by shareholder loans to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the quarter ended February 28, 2018.

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

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive, Financial and Accounting Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive, Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 24th day of May, 2018.

RORINE INTERNATIONAL HOLDING CORPORATION

BY: /s/	TESHEB CASIMIR TESHEB CASIMIR
Principal Executive Officer