Form 10-Q
period 2018-05-31
RORINE INTERNATIONAL HOLDING Corp
filed 2018-07-24
CIK 1423586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2018

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
 YES ☒      NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,244,876 shares of common stock as of May 31, 2018.

RORINE INTERNATIONAL HOLDING CORPORATION
FINANCIAL STATEMENTS
MAY 31, 2018

RORINE INTERNATIONAL HOLDING CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 31,	November 30,
	2018	2017
ASSETS

Current Assets:
Cash	-	-
Total current assets	-	-

Total Assets	-	-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	3,810	5,300
Due to shareholder	294,063	273,440

Total liabilities	297,873	278,740

Shareholders’ Deficit:
Preferred stock - Class A – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
750,000	750	750
Common stock – authorized, 100,000,000
shares of $.001 par value; issued and outstanding,
24,244,876, respectively	24,245	24,245
Capital in excess of par value	7,646,274	7,646,274
Accumulated deficit	(7,969,142)	(7,950,009)
Total shareholders deficit	(297,873)	(278,740)

Total Liabilities and Shareholders’ Deficit	-	-

These accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2018 AND  2017
(UNAUDITED)

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2018	2017	2018	2017
Expenses:
Selling and Administrative Expenses	$9,183	$14,860	$19,133	$23,640
Operating loss	(9,183)	(14,860)	(19,133)	(23,640)

Total loss from operations	(9,183)	(14,860)	(19,133)	(23,640)

Loss Per Share -
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	24,244,876	24,244,876	24,244,876	24,244,876

These accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31. 2018
(UNAUDITED)

	For the Six Months Ended May 31,
	2018	2017
CASH FLOWS FROM OPERATIONS:
Net loss	$(19,133)	$(23,640)
Adjustments required to reconcile net loss to net cash
consumed by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	(1,490)	8,125
Net Cash Consumed by Operating Activities:	(20,623)	(15,515)

	.
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	20,623	15,515
Net Cash Provided by Financing Activities:	20,623	15,515

Net increase (decrease) in cash	-	-

Cash balance, beginning of period	-	-

Cash balance, end of period	$-	$-

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

Accounts payable consist of vendor payables at May 31, 2018 and November 30, 2017.

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

8. RELATED PARTY TRANSACTIONS

As of May 31, 2018 and November 30, 2017 Company Principal Executive Officer had advanced the Company a total of $294,063 and $273,440, respectively.

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

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing the three months ended May 31, 2018 to the three months ended May 31, 2017.

	Three months Ended

	May 31, 2018	May 31, 2017
Revenues	$ - Nil -	$- Nil -
Selling and Administrative Expenses	$9,183	$14,860
Net Loss from Continuing Operations	$(9,183)	$(14,860)
Net Loss from Discontinued Operations	-	-

Expenses

Our expenses for the three months ended May 31, 2018 and May 31, 2017 were as follows:

	May 31, 2018		May 31, 2017
	$		$
Professional Fees		8,883		14,860
Miscellaneous Expenses		300		0

Total Expenses		$9,183		$14,860

For the three months ended May 31, 2018, our total operating expenses were $9,183 as compared to $14,860 for the three months ended May 31, 2017.  Our operating expenses are expected to vary based on the level of our professional fees.

Professional Fees

We incurred a total of $8,883 in professional fees for the three months ended May 31, 2018 as compared to $6,970 during the three months ended May 31, 2017.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

Expenses

Our expenses for the six months ended May 31, 2018 and May 31, 2017 were as follows:

	May 31, 2018		May 31, 2017
	$		$
Professional Fees		18,383		22,740
Miscellaneous Expenses		750		900

Total Expenses		$19,133		$23,640

For the six months ended May 31, 2018, our total operating expenses were $19,133 as compared to $23,640 for the six months ended May 31, 2017.  Our operating expenses are expected to vary based on the level of our professional fees.

Professional Fees

We incurred a total of $18,383 in professional fees for the six months ended May 31, 2018 as compared to $22,740 during the six months ended May 31, 2017.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

Liquidity and Capital Resource

Working Capital Deficit

	At	At
	May 31,	November 30,
	2018	2017

Current Assets	$-	$-
Current Liabilities	297,873	278,740
Working Capital	$(297,873)	$(278,740)

Cash Flows

	For the Six Months Ended	For the Six Months Ended
	May 31,	May 31,
	2018	2017

Net Cash Consumed by Operating Activities	$(20,623)	$(15,515)

Net Cash Provided by Financing Activities	20,623	15,515

Net change in cash	$-	$-

Net Cash Consumed

Working Capital Needs:

As of May 31, 2018, we had a net working capital deficit of $297,873. Over the next 12 months, we will require approximately $25,000 to sustain our working capital needs as a public reporting company as follows:

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

Cash Flows

Operating Activities:

Net cash consumed by continuing operating activities was $20,623 for the six months ended May 31, 2018 and $15,515 for the six months ended May 31, 2017. Cash consumption is expected to remain stable until the Company once again commences active business operations.

Investing and Financing Activities:

We had no investing activities from continuing operations in either the 2018 period or the 2017 period.

Cash flows from financing activities during the six month period ended May 31, 2018 were $20,623, compared to $15,515 for the six months ended May 31, 2017.  In both periods the cash was provided by shareholder loans to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the quarter ended May 31, 2018.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of July, 2018.

RORINE INTERNATIONAL HOLDING CORPORATION

BY:	TESHEB CASIMIR

/s/	TESHEB CASIMIR
Principal Executive Officer Principal Financial Officer and Principal Accounting Officer