Form 10-Q
period 2018-08-31
RORINE INTERNATIONAL HOLDING Corp
filed 2019-10-30
CIK 1423586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53156

RORINE INTERNATIONAL HOLDING CORPORATION
(Exact name of registrant as specified in its charter)
NEVADA
(State or other jurisdiction of incorporation or organization)

5255 Longley Lane, Suite 105

Reno, NV 89511

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

YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	RIHC	OTC Markets

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,244,876 shares of common stock as of September 30, 2019.

RORINE INTERNATIONAL HOLDING CORPORATION

FINANCIAL STATEMENTS

AUGUST 31, 2018

i

RORINE INTERNATIONAL HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31,	November 30,
	2018	2017
ASSETS

Current Assets:
Cash	-	-
Total current assets	-	-

Total Assets	-	-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	3,995	5,300
Due to shareholder	294,063	273,440

Total liabilities	298,058	278,740

Shareholders’ Deficit:
Preferred stock - Class A – authorized, 100,000,000 shares of $.001 par value; issued and outstanding, 750,000	750	750
Common stock – authorized, 100,000,000 shares of $.001 par value; issued and outstanding, 24,244,876, respectively	24,245	24,245
Capital in excess of par value	7,646,274	7,646,274
Accumulated deficit	(7,969,327)	(7,950,009)
Total shareholders deficit	(298,058)	(278,740)

Total Liabilities and Shareholders’ Deficit	-	-

These accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2018 AND 2017

(UNAUDITED)

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2018	2017	2018	2017
Expenses:
Selling and Administrative Expenses	$185	$3,395	$19,318	$27,035
Operating loss	(185)	(3,395)	(19,318)	(27,035)

Total loss from operations	(185)	(3,395)	(19,318)	(27,035)

Loss Per Share -
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	24,244,876	24,244,876	24,244,876	24,244,876

These accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31. 2018

(UNAUDITED)

	For the Nine Months Ended August 31,
	2018	2017
CASH FLOWS FROM OPERATIONS:
Net loss	$(19,318)	$(27,035)
Adjustments required to reconcile net loss to net cash consumed by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	(1,305)	11,520
Net Cash Consumed by Operating Activities:	(20,623)	(15,515)
	.
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	20,623	15,515
Net Cash Provided by Financing Activities:	20,623	15,515

Net increase (decrease) in cash	-	-

Cash balance, beginning of period	-	-

Cash balance, end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

RORINE INTERNATIONAL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT

FOR THE NINE MONTHS ENDED AUGUST 31, 2018

					Capital in
	Common Stock		Preferred Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance November 30, 2017	24,244,876	$24,245	750,000	$750	$7,646,274	$(7,950,009)	$(278,740)

Common stock issued for services							-

Net loss for quarter ended February 28, 2018						(9,183)	(9,183)
Balance February 28, 2018	24,244,876	24,245	750,000	750	7,646,274	(7,959,192)	(287,923)

Common stock issued for services							-

Net loss for quarter ended May 31, 2018						(9,950)	(9,950)
Balance May 31, 2018	24,244,876	24,245	750,000	750	7,646,274	(7,969,142)	(297,873)

Common stock issued for services							-

Net loss for quarter ended August 31, 2018						(185)	(185)
Balance August 31, 2018	24,244,876	$24,245	750,000	$750	$7,646,274	$(7,969,327)	$(298,058)

The accompanying notes are an integral part of these financial statements.

RORINE INTERNATIONAL HOLDING CORPORATION

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Rorine International Holdings Corp.. (the “Company”) as of August 31, 2018 and for the nine month period then ended have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month periods ended August 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2018. The Company was a “shell” company as defined by SEC Rule 12b-2 until it began development stage operations on September 1, 2012. The Company was a development stage entity through May 31, 2013 when it discontinued development operations and reverted back to “shell” status. The Company functional currency is US dollars.

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

Accounts payable consist of vendor payables at August 31, 2018 and November 30, 2017.

RORINE INTERNATIONAL HOLDING CORPORATION

2. SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. There were no non-cash investing or financing activities during either of the periods presented.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continued losses, has a working capital deficiency of ($298,058),  an accumulated deficit of $7,969,327 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. On August 1, 2012, the Company began a new business.  The new business enterprise was initiated with the creation of a wholly owned subsidiary, Unwall Technologies Holdings, Sdn. Ghd (Unwall Technologies), a Malaysian corporation incorporated on July 12, 2012.  The Company plans to introduce applications for mobile devices in the first half of 2013 and web applications later in the year.  The Company is considered a development stage entity because this new business enterprise is in the process of platform development and has not derived significant revenue from operations.

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

8. RELATED PARTY TRANSACTIONS

As of August 31, 2018 and November 30, 2017 Company Principal Executive Officer had advanced the Company a total of $294,063 and $273,440, respectively.

9. SUBSQUENT EVENTS

On May 21, 2019 (after the relevant period of this report) we experienced a change of control by virtue of the transfer by our principal shareholder and control persons Great On Technologies Holdings Limited, and Yang Xing Liang as sellers (the “Sellers”), to M&G Asset Management Co., Ltd. on behalf of MGA Holdings Group of a controlling interest in the Company. The change of control was effectuated by the transfer by the Sellers of 17,183,668 shares of Common Stock of the Company and 750,000 shares of Class A Preferred Stock, par value $0.001 per share of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

On October 30, 2012, we completed the incorporation and registration of Unwall Technologies Holdings SDN.BHD, a wholly-owned Malaysian subsidiary (“Unwall Technologies”), which commenced operations to offer mobile apps through its website, www.uwii.org. This venture was discontinued May 31, 2013 and the business closed by August 31, 2013.  The subsidiary does still exist with no assets or liabilities remaining.

Development began on a web based social lending platform.  This was followed by a strategy to focus on the bio medical sector and, specifically, alternative medical products and services.

In August 2017, the Company’s Board of Directors determined to expand the Company’s holdings into mobile payment systems and the E-marketplace, although no transaction had been completed by August 31, 2018.

We have not been involved in any bankruptcy, receivership or similar proceeding.

In May of 2019 (after the relevant period of this report) we experienced a change of control by virtue of the transfer by our principal shareholder, ________, to ________ of __________ shares.

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing the three months ended August 31, 2018 to three months ended August 31, 2017.

	Three Months Ended
	August 31, 2018			August 31, 2017
Revenues	$	-Nil-		$	-Nil-
Consulting Fees		-			-
Selling and Administrative Expenses	$				$3,395
Net Loss from Operations	$		)		$(3,395)

Expenses

Our expenses for the three months ended August 31, 2018 and August 31, 2017 were as follows:

	Three Months Ended
	August 31, 2018	August 31, 2017

Professional Fees	$	$3,395

Total Expenses	$	$3,395

For the three months ended August 31, 2018, our total operating expenses were $185 as compared to $3,395 for the three months ended August 31, 2017. The change in operating expenses is primarily due to expenses associated the reduction in our operating and absorption of any costs by our management.

Professional Fees

We incurred a total of $9,183 in professional fees for the three months ended August 31, 2018 as compared to $3,395 during the three months ended August 31, 2017.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing the nine months ended August 31, 2018 to the nine months ended August 31, 2017.

	Nine Months Ended
	August 31, 2018			August 31, 2017
Revenues	$	-Nil-		$	-Nil-
Consulting fees		-			-
Selling and Administrative Expenses	$				$27,035
Net Loss from Operations	$(		)		$(27,035)

Expenses

Our expenses for the nine months ended August 31, 2018 and August 31, 2017 were as follows:

	Nine Months Ended
	August 31, 2018	August 31, 2017

Professional Fees	$	$27,035

Total Expenses	$	$27,035

For the nine months ended August 31, 2018, our total operating expenses were $19,318 as compared to $27,035 for the nine months ended August 31, 2017. The change in operating expenses is primarily due to variation in professional fees incurred.

Professional Fees

We incurred a total of $19,318 in professional fees for the nine months ended August 31, 2018 as compared to $27,035 during the nine months ended August 31, 2017.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

Liquidity and Capital Resource

Working Capital Deficit

	At		At
	August 31,		November 30,
	2018		2017

Current Assets	$-		$-
Current Liabilities	$		$262,037
Working Capital	$	)	$(262,037)

Cash Flows

	Nine months ended	Nine months ended
	August 31,	August 31,
	2018	2017

Net Cash Consumed by Operating Activities	$ ( )	$(15,515)
Net Cash Provided by Financing Activities	$	$15,515
Net Cash Consumed	$-	$-

Working Capital Needs:

As of August 31, 2018, we had working capital deficit of $297,058 Over the next 12 months (i.e. September 2018 through September 2019), we will require approximately $25,000 to sustain our working capital needs as a public reporting company (not including any working capital required by our proposed social lending business), as follows:

Professional fees	$20,000
Other	5,000

Total	$25,000

Sources of Capital:

We expect to obtain financing through shareholder loans or investments of equity. Shareholders loans or equity investments may be granted from time to time as required to meet current working capital needs at negotiated terms. We have no formal agreement that ensures that we will receive such loans or investments. We may exhaust this source of funding at any time. The Shareholder did not fund professional fees for the quarter ended August 31, 2018 and has stopped funding expenses. However, the new shareholder as of May 2019 did commence funding such fees.

Cash Flows

Operating Activities:

Net cash consumed by operating activities was $20,623 for the nine months ended August 31, 2018 and $15,515 for the nine months ended August 31, 2017. Cash consumption is expected to initially increase slightly and then remain stable until the Company once again commences active business operations.

Investing and Financing Activities:

We had no investing activities from continuing operations in either the 2018 period or the 2017 period.

Our cash flows from financing activities during the nine month period ended August 31, 2018 were $20,623 compared to the nine months ended August 31, 2017 when such cash flows were $15,515.  All such cash flows from financing activities were provided by shareholder loans to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans although we have no formal commitments from any shareholders at this time. We have no commitments for any financings at this time and we are funded by our principal shareholder. We may exhaust this source of funding at any time.

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

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.	LITIGATION

None.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

On May 21, 2019 (after the relevant period of this report) we experienced a change of control by virtue of the transfer by our principal shareholder and control persons Great On Technologies Holdings Limited, and Yang Xing Liang as sellers (the “Sellers”), to M&G Asset Management Co., Ltd. on behalf of MGA Holdings Group of a controlling interest in the Company. The change of control was effectuated by the transfer by the Sellers of 17,183,668 shares of Common Stock of the Company and 750,000 shares of Class A Preferred Stock, par value $0.001 per share of the Company.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 30 day of October,2019.

RORINE INTERNATIONAL HOLDING CORPORATION

BY:	/s/ MR. HAU-RAN TSAU
MR. HAU-RAN TSAU
Principal Executive Officer

BY:	/s/ BRUCE M. SMITH
BRUCE M. SMITH
Principal Financial Officer and
Principal Accounting Officer