Form 10-Q/A
period 2018-08-31
RORINE INTERNATIONAL HOLDING Corp
filed 2019-12-06
CIK 1423586

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

YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,244,876 shares of common stock as of September 30, 2019.

This Amendment No. 1 to Form 10Q of Rorine International Holding Corporation (the “Company”) is being filed to correct a typographical omission in the previously filed report, relating to the nature of the change of control as found in Item 2 below. In addition, there was a correction required to financial statements for a clerical error for the Consolidated Statements of Changes in Stockholder Deficits: Accumulated Deficit reporting of the previous quarters net losses required the following corrections for the Quarter ending February 28, 2018 was understated by $767 and the amount reported for quarter ending May 31, 2018 was overstated by the same amount. We restated the Consolidated Statements of Changes in Stockholders Deficit for the Nine Months Ended August 31, 2018 to correct his error. Besides this correction there were no other changes to financial or other data or information have been made.

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

RORINE INTERNATIONAL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT

FOR THE NINE MONTHS ENDED AUGUST 31, 2018

RESTATED

					Capital in
	Common Stock		Preferred Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance November 30, 2017	24,244,876	$24,245	750,000	$750	$7,646,274	$(7,950,009)	$(278,740)

Common stock issued for services							-

Net loss for quarter ended February 28, 2018						(9,950)	(9,950)
Balance February 28, 2018	24,244,876	24,245	750,000	750	7,646,274	(7,959,959)	(288,690)

Common stock issued for services							-

Net loss for quarter ended May 31, 2018						(9,183)	(9,183)
Balance May 31, 2018	24,244,876	24,245	750,000	750	7,646,274	(7,969,142)	(297,873)

Common stock issued for services							-

Net loss for quarter ended August 31, 2018						(185)	(185)
Balance August 31, 2018	24,244,876	$24,245	750,000	$750	$7,646,274	$(7,969,327)	$(298,058)

The accompanying notes are an integral part of these financial statements.

RORINE INTERNATIONAL HOLDING CORPORATION

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Rorine International Holdings Corp., (the “Company”) as of August 31, 2018 and for the nine month period then ended have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month periods ended August 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2018. The Company was a “shell” company as defined by SEC Rule 12b-2 until it began development stage operations on September 1, 2012. The Company was a development stage entity through May 31, 2013 when it discontinued development operations and reverted back to “shell” status. The Company functional currency is US dollars.

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

According to this agreement, Rorine was to setup and prepare a marketing strategy and platform as well as liaise with hospitals, clinics and associations in order to bring this unique product to markets in the West, where Diabetes is also on the rise.

The agreement was part of a long term strategy initiated by the Board of Directors of Rorine International Holding Corporation, faithfully guided by its Chief Officer Mr. Tesheb Casimir. Part of this turn around occurred when the Board decided to appoint Mr. Tan Sew as its CFO in late 2015. Mr. Tan has been involved in new project finance and development in Southeast Asia for the past 20 years.

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

On or about December 4, 2019, the former CFO of the Company has made a claim that he is owed money for services. Nonetheless, he has not provided invoices for these services upon request. The Company has not accrued or recorded this liability in the financial statements for the period ending August 31, 2018. The Company is disputing this debt at his time.

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

9. SUBSQUENT EVENTS

On May 19, 2019 (after the relevant period of this report) we experienced a change of control by virtue of the transfer by our principal shareholder and control persons Great On Technologies Holdings Limited, and Yang Xing Liang as sellers (the “Sellers”) to MGA Holdings Group of a controlling interest in the Company. The change of control was effectuated by the transfer by the Sellers of 17,183,668 shares of Common Stock of the Company and 750,000 shares of Class A Preferred Stock, par value $0.001 per share of the Company. As part of such transaction our sole director and officer at the time, Mr. Tesheb Casimir, appointed new directors and officers and resigned from the board and all officer positions.

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

In May of 2019 (after the relevant period of this report) we experienced a change of control by virtue of the transfer by our principal shareholder, Great On Technologies Holding Limited, an entity owned or controlled by Tsang Chi Man, our former director and executive officer and Yang Xing Liang to M&G Asset Management Co., Ltd., as nominee for MGA Holding Group of 15,947,668 and 1,236,000 shares, respectively, of common stock of the Company, par value $0.001 per share, or an aggregate of 17,183,668 shares of Common Stock. In addition, Mr. Liang sold 750,000 shares of Class A Preferred Stock of the Company to such purchaser resulting in a transfer of control of the company. Currently all of the forgoing control shares are held by MGA Holding Group. In connection with the foregoing, effective as of May 19, 2019, our previous sole director, President, CEO and CFO, Mr. Tesheb Casimir resigned from all positions with the company after appointing Hau-Ran Tsau, and Ta-Wei Liu as members of the Board of Directors and appointed Hau-Ran Tsau as the new President, CEO, CFO and Treasurer.

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

On May 21, 2019 (after the relevant period of this report) we experienced a change of control by virtue of the transfer by our principal shareholder and control persons Great On Technologies Holdings Limited, and Yang Xing Liang as sellers (the “Sellers”), to M&G Asset Management Co., Ltd. on behalf of MGA Holdings Group of a controlling interest in the Company. The change of control was effectuated by the transfer by the Sellers of 17,183,668 shares of Common Stock of the Company and 750,000 shares of Class A Preferred Stock, par value $0.001 per share of the Company. In connection with the foregoing, effective as of May 19, 2019, our previous sole director, President, CEO and CFO, Mr. Tesheb Casimir resigned from all positions with the company after appointing Hau-Ran Tsau, and Ta-Wei Liu as members of the Board of Directors and appointed Hau-Ran Tsau as the new President, CEO, CFO and Treasurer. On _June, 4, 2019, Mr. Wen-Chin Han was added as a board member and Mr. Bruce Smith was appointed as Chief Financial Officer of the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 6th day of December, 2019.

RORINE INTERNATIONAL HOLDING CORPORATION

BY:	/s/ MR. HAU-RAN TSAU
MR. HAU-RAN TSAU
Principal Executive Officer

BY:	/s/ BRUCE M. SMITH
BRUCE M. SMITH
Principal Financial Officer and
Principal Accounting Officer