Form 10-K
period 2018-11-30
RORINE INTERNATIONAL HOLDING Corp
filed 2020-03-25
CIK 1423586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-53156

RORINE INTERNATIONAL HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	45-0588917
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3535 Executive Terminal Drive Ste. 110 Henderson, Nevada	89052
(Address of principal executive offices)	(Zip Code)

(702)-688-5971
(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The aggregate market value held by non-affiliates as of May 31, 2018 the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $151,530.475.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Registrant had 24,244,876 shares of common stock outstanding as of February 18, 2020.

i

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements include, among others, those statements including the words “believes,” “anticipates,” “expects,” “intends,” “estimates,” “plans” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

●	our status as a company without operations or income,
●	our selection of a prospective target business or asset;
●	our issuance of our capital shares or incurrence of debt to complete a business combination;
●	our ability to have our securities quoted on the OTC Markets or listed on a national exchange following our business combination;
●	our ability to consummate an attractive business combination due to our limited resources;
●	conflicts of interest of our officers and directors;
●	potential current or future affiliations of our officers and directors with competing businesses;
●	our ability to obtain additional financing if necessary;
●	the control by our existing stockholders of a substantial interest in us;
●	our dependence on our key personnel;
●	our and our customers’ business strategies following the consummation of a business combination;
●	obtaining permits and other regulatory risks following the consummation of a business combination;
●	foreign currency fluctuations and overall political risk in foreign jurisdictions where we may operate;
●	operating and capital expenditures by us following the consummation of a business combination;
●	our competitive position following the consummation of a business combination;
●	outcomes of legal proceedings following the consummation of a business combination;
●	compliance with applicable laws.

These risks and others described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Annual Report on Form 10-K (“Annual Report”) and investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Annual Report to the “Company”, “we,” “us,” or “our,” are to Rorine International Holding Corporation.

ii

PART I

ITEM 1. BUSINESS

Corporate History

We were incorporated in the State of Nevada on June 7, 2007 under the name Quadra Projects Inc. From November 2007 until April 2009, our focus was on the distribution of alternative health products. Upon further research, it was determined not to pursue such business. In 2012, we formed a wholly-owned Malaysian subsidiary Unwall Technologies Holdings to offer mobile apps. These business efforts were discontinued in 2013.  Subsequently, in 2016, we pursued efforts to market and distribute alternate medicine packages related to diabetes to non-traditional markets which we then abandoned.

On November 8, 2011 we changed our name to Unwall International, Inc. On July 9, 2015 we changed our name to “3 Shine Technologies Inc.” and on September 14, 2015, we changed our name to Rorine International Holding Corporation.”.

May 2019 Change of Control

In May of 2019, we experienced a change of control from Tsang Chi Man and Yang Xing Liang to Hau – Ran Tsau. The Change of control was effectuated by (i) the sale by Great On Technologies Holding Limited, a Seychelles corporation (“Great On”) controlled by Tsang Chi Man (our former director and executive officer) and Yang Xing Liang of 15,947,668 and 1,236,000 shares of common stock of the Company (the “M&G Common Stock”), respectively, to David Novak as nominee/agent for M&G Asset Management Co., Limited, a Hong Kong entity (“M&G”) which was majority owned and fully controlled by Hau-Ran Tsau, and (ii) the sale by Mr. Liang of 750,000 shares of Class A Preferred Stock of the Company to David Novak as nominee/agent for M&G (the “Class A Preferred” and, together with the shares of M&G Common Stock, the “M&G Shares”). Subsequently, on July 06, 2019, Mr. Hau-Ran Tsau transferred all of the M&G Shares from M&G to MGA Holdings Group, an entity that is wholly owned and controlled by Mr. Hau-Ran Tsau. During the interim period to date, all voting and dispositive control over the M&G Shares was held by Mr. Tsau.

In connection with the foregoing, effective May 19, 2019, our previous sole director, President, Chief Executive Officer and Chief Financial Officer, Tesheb Casimir, resigned from such positions after appointing Hau-Ran Tsau, and Ta-Wei Liu, as directors and appointing Hau-Ran Tsau as President, Chief Executive Officer and Treasurer and Ta-Wei (David) Liu as a director. In connection with the change of control and management, Bruce Michael Smith was appointed Chief Financial Officer and Wen Chin Han was appointed as director on June 4, 2019. On January 13, 2020 David Novak was appointed Executive Vice President and a director.

In connection with the change of control described above, on November 24, 2019, the prior principal shareholder agreed to forgive indebtedness of approximately $295,818 owed to it for prior loans made to the Company.

Current Business

The Company does not currently have any business operations and is actively seeking an acquisition candidate. No assurance can be made that one will be found.

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. Our objectives discussed below are extremely general and are not intended to restrict discretion of our Board of Directors (the “Board”) to search for and enter into potential business opportunities or to reject any such opportunities.

Our officers and affiliates have had preliminary negotiations regarding the possibility of an acquisition or combination between our company and other companies. However, we have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire or combine with a venture that is in its preliminary or early stages of development, one that is already in operation or one that is in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following:

●	the ability to use registered securities to acquire assets or businesses;
●	increased visibility in the marketplace;

●	greater ease of borrowing from financial institutions;

●	improved stock trading efficiency;

●	greater shareholder liquidity;

●	greater ease in subsequently raising capital;
●	ability to compensate key employees through stock options and other equity awards;
●	enhanced corporate image; and
●	a presence in the United States capital markets.

We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Target companies potentially interested in a business combination with us may include the following:

●	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses;
●	a company that is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
●	a company that desires to become public with less dilution of its common stock than would occur upon a traditional underwritten public offering;
●	a company that believes that it will be able to obtain investment capital on more favorable terms after it has become public;
●	a foreign company that may wish an initial entry into the United States securities markets;
●	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified employee stock option plan; or
●	a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors, none of whom is a business analyst. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

A decision to participate or not in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity’s management and personnel, its assets, the anticipated acceptability of products, services or marketing concepts, the merit of a proposed business plan and numerous other factors that are difficult, if not impossible, to analyze using any objective criteria. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

●	potential for growth, indicated by new technology, anticipated market expansion or new products;
●	competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
●	strength and diversity of management, either in place or scheduled for recruitment;
●	capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through bank loans or other commercial borrowing arrangements, through joint ventures or similar arrangements or from other sources;
●	the cost of participation by us as compared to the perceived tangible and intangible values and potentials;
●	the extent to which the business opportunity can be advanced;
●	the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

●	other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.

Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present management and shareholders of the company will no longer be in control of the company. In addition, some or all of our officers and directors, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on that market.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a “tax-free” reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our company that the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our existing shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership of our existing shareholders may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

We do not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.

Competition

We expect to encounter substantial competition in our efforts to identify and consummate a transaction with a business opportunity. The primary competition will be from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals, all of which may have substantially greater financial and other resources than we do. In view of our limited financial resources and limited management availability, we may be at a competitive disadvantage compared to our competitors.

Employees

As of November 30, 2018, we had no full-time employees and no part-time employees. We presently have no full-time and no part-time employees. We currently outsource all professional services to third parties in an effort to maintain lower operational costs and rely upon our executive officers and consultants to assist us in identifying and investigating acquisition opportunities.

ITEM 1A. RISK FACTORS

THIS ANNUAL REPORT CONTAINS CERTAIN STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY. YOU ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT, INCLUDING THE MATTERS SET FORTH BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST IN OUR COMPANY. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS FOR GROWTH WOULD LIKELY SUFFER. AS A RESULT, YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT IN OUR COMPANY.

Risks Relating to Our Ability to Find a Business Combination and Current Operations

We are in our early stages of development and may never be able to effectuate our business plan.

We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. As a company in its early stages of development with limited resources we may not be able to successfully effectuate our business plan. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

We require financing to acquire businesses and implement our business plan. We cannot assure you that we will be successful in obtaining financing or acquiring businesses, or in operating those acquired businesses in a profitable manner.

Our auditors have expressed doubt as to our ability to continue as a going concern.

Our auditors have issued a going concern opinion for our year ended November 30, 2018. This means that there is substantial doubt that we can continue as an on- going business for the next twelve months unless we obtain additional capital to pay our bills. As we had no cash on hand and a working capital deficiency of $299,258 as of November 30, 2018, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for any equity or debt financings and there is no assurance that we will be successful in completing any such financing, or if financial is available that it will be on favorable terms.

We expect losses in the future because we have no revenue.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

Our Chief Executive Officer and his affiliate owns the controlling interest in our company and has significant influence over the management and affairs of the Company.

As of March 02, 2020, Hau-Ran Tsau, our President, Chief Executive Officer and Treasurer through his wholly owned entity, MGA, owns 15,465.301 shares of Common Stock, representing approximately 63.78% of the issued and outstanding Common Stock and MGA owns all 750,000 shares of Class A Stock which votes together as a single class with the holders of the Common Stock on a 100:1 basis. Accordingly, they will be able to influence the outcome of all corporate actions requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree and which result in corporate decisions that are disadvantageous to other shareholders.

We are authorized to issue up to 2,000,000,000 shares of common stock and we may issue significantly more shares to raise capital, which would result in substantial dilution to your investment in our shares.

Our Articles of Incorporation authorize the issuance of 2,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. This amount may be increased by our Board which can issue shares for such consideration and on such terms and conditions as are established by our board of directors without the approval of any of our shareholders. Any additional financings effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders. Moreover, the common stock issued in any such transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our current stockholders. Our Board has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a financing, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

We do not have any agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to us, would be desirable. In the event we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.  We cannot assure you that we will identify a target company and consummate a business combination.

We have not conducted market research to identify business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Management intends to devote only a limited amount of time to seeking a target company, which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, our officers and directors have other business activities and anticipate devoting limited time to our affairs which may adversely impact our ability to identify and consummate a successful business combination.

The costs to meet our reporting and other requirements as a public company subject to the Securities Exchange Act of 1934 are substantial and may result in us having insufficient funds to identify, operate and expand a business.

As a public reporting company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, and will incur ongoing and significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We will continue to incur costs associated with the rules implemented by the SEC and any other exchange on which our common stock may become listed. These rules and regulations will increase our legal and financial compliance costs and may make some activities more time-consuming and costly and as a result, we may not have sufficient funds to identify and grow our operations. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, or as our executive officers.

Since our officers and directors work part-time for other business enterprises, their other activities may involve a conflict of interest with regard to the amount of time they dedicate to our business.

Our officers and directors are not required to work exclusively for us and do not devote all of their time to our operations.   Therefore, it is possible that a conflict of interest with regard to their time may arise based on their work for such other companies.  Their other activities may prevent them from devoting time to our operations, which could slow our ability to effectuate our business plan.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our consolidated financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Markets, one of the national securities exchanges, and the inability of registered broker-dealers to make a market in our Common Stock, which would have an adverse effect on our stock price.

Risks Relating to Our Common Stock Trading

An active, liquid trading market for our common stock may not develop or be sustained. If and when an active market develops the price of our common stock may be volatile.

Presently, our common stock is traded on the OTC pink sheets and we are in our early stages, an investment in our company will require a long-term commitment, with no certainty of return. Presently there is limited trading in our stock and in the absence of an active trading market investors may have difficulty buying and selling or obtaining market quotations, market visibility for shares of our common stock may be limited, and a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

The lack of an active market impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares.

Trading in stocks quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.

These market fluctuations may also materially and adversely affect the market price of shares of our common stock. Moreover, the OTC pink sheets is not a stock exchange, and trading of securities is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a national stock exchange like the NYSE. Accordingly, stockholders may have difficulty reselling any of our shares.

We have not paid any dividends and do not foresee paying dividends in the future.

We intend to retain earnings, if any, to finance the growth and development of our business and do not intend to pay cash dividends on shares of our common stock in the foreseeable future. The payment of future cash dividends, if any, will be reviewed periodically by the board of directors and will depend upon, among other things, conditions then existing including earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and other factors.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000, not including any equity in that person’s or person’s spouse’s primary residence, or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

There are restrictions on the use of Rule 144 by shell companies or former shell companies

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies like us, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The SEC has codified and expanded this position in recent amendments by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an exception to this prohibition, however, if the following conditions are met:

●	the issuer of the securities that was formerly a shell company has ceased to be a shell Company;
●	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
●	the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and
●	at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

As a result, our existing stockholders will not be able to sell the shares pursuant to Rule 144 without registration for one year after we have completed our initial business combination assuming we meet the four conditions of a former shell company stated above at such time.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal business office is a shared office located at 3535 Executive Terminal Drive, Suite 110. Henderson, Nevada 89052 which we rent, on a month-to-month basis for $100 per month. The Company believes that this space is adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which we are a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET FOR COMMON EQUITY

Market Information

Our Common Stock is currently quoted on the OTC Markets under the symbol “RIHC.” However, there is currently very little to no trading market for our Common Stock and there is no assurance that a regular trading market will ever develop. OTC Markets securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Markets securities transactions are conducted through a telephone and computer network connecting dealers. OTC Markets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

To have our Common Stock listed on any of the public trading markets, including the OTC Markets, we will require a market maker to sponsor our securities. We have not yet engaged any market maker to sponsor our securities, and there is no guarantee that our securities will meet the requirements for quotation or that our securities will be accepted for listing on the OTC Markets. This could prevent us from developing a trading market for our Common Stock.

The following table sets forth the high and low sales prices as reported on the OTC pink sheets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
February 29, 2017	$2.00	$2.00
May 31, 2017	$1.00	$0.70
August 31, 2017	$2.00	$0.70
November 30, 2017	$2.50	$0.90
February 28, 2018	$5.00	$5.00
May 31, 2018	$6.25	$6.25
August 31, 2018	$6,80	$6,80
November 30, 2019	$6.80	$6.80
February 28, 2019	$2.75	$2.75
May 31, 2019	$1.50	$1.50
August 31, 2019	$0.35	$0.35
November 30, 2019	$1.10	$1.10

The last reported sales price of our common stock on the OTC pink sheets on February 18, 2020, the most recent trading date, was $0.8725.

As of March 02, 2020, there were 64 stockholders of record of our common stock.

Recent Sales of Unregistered Securities

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

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

Securities Authorized For Issuance Under Equity Compensation Plans

As of November 30, 2018, no securities were issued under any equity compensation plans.

Stock Option Plan

On September 23, 2009, our Board of Directors adopted a 2009 Stock Option Plan. No issuances have been made under the Plan. The Plan terminated in accordance with its terms on September 23, 2019.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. Additional information and risks relating to our forward-looking statements can be found in the introduction to this Report and are incorporated by reference herein.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

The management’s discussion and analysis of our financial condition and results of operations are based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited financial statements and related notes elsewhere in this Annual Report on Form 10-K.

Plan of Operations

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified, or any transactions will be consummated.

We do not expect to generate any revenues over the next 12 months, unless we are able to enter into a business combination with an operating company. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports and will need funds of approximately $100,000 to cover ongoing general and administrative expenses and professional fees incurred to operate as a public company. We will need additional funds in order to effectuate our business plan relating to consummating an acquisition or business combination. There can be no assurance that additional capital will be available to us at all or on acceptable terms or that actual cash requirements will not exceed our estimates. We may have to issue debt or equity or enter into strategic arrangements with a third party. We currently have no agreements, arrangements or understandings to obtain funds through bank loans, lines of credit or any other sources.

Going Concern

Our auditors have issued a going concern opinion for the fiscal years ended November 30, 2017 and November 30, 2018. As we had no cash on hand and a working capital deficiency in the amount of $299,258 and an accumulated deficit of $7,970,527 as of November 30, 2018, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months and there is substantial doubt that the Company can continue as an on-going business for the next twelve months unless we obtain additional capital. We plan to finance our operations through the sale of debt and/or equity and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for any such financings and there is no assurance that we will be successful in completing any debt or equity financing.

Results of Operations

For the years ended November 30, 2018 and November 30, 2017:

Revenue

We have not generated any revenue in the fiscal years ended November 30, 2018 and 2017.

Operating Expenses

We had total operating expenses of $22,518 for the year ended November 30, 2018 as compared to total operating expenses of $43,739 for the year ended November 30, 2017. Operating expenses were comprised of $20,518 in professional fees in the year ended November 30, 2018 compared to $41,094 in the year ended November 30, 2017. The decrease was a result of SEC filings not being prepared for the last two quarters of the fiscal year ended November 30, 2018. Such professional fees were for SEC reporting and corporate governance compliance and are currently expected to be limited to such fees until a business target is identified and acquired.

Net Loss

Net loss was $20,518 for the year ended November 30, 2018 compared to a net loss of $43,738 for the year ended November 30, 2017.

Statement of Cash Flows

Operating Activities

Net cash used by operating activities was $20,623 in fiscal 2018 and $43,443 in fiscal 2017. The decrease was a result of SEC filings not being prepared for the last two quarters of the fiscal year ended November 30, 2018.

Investing Activities

For the fiscal years ended in 2018 and 2017, we had no investing activities.

Financing Activities:

Cash flows from financing activities were $20,623 for the fiscal year ended November 30, 2018 compared to $43,443 for the fiscal year ended November 30, 2017. The decrease was a result of SEC filings not being prepared for the last two quarters of the fiscal year ended November 30, 2018. The financing was provided by an increase in a shareholder loan.

Liquidity and Capital Resources

As of November 30, 2018, and November 30, 2019 we had no cash on hand. We do not currently have sufficient resources to accomplish our business plan of acquiring a target business and will require substantial additional funds for operations, and to fund our business objectives. We will have to continue to raise capital through on equity and debt financing or other external sources of capital. There can be no assurance that financing, whether debt or equity, or other sources will be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11, “Simplifying the Measurement of Inventory,” Topic 330, “Inventory” (ASU 2015-11). The amendments in ASU 2015-11, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost and net realizable value. The amendments in ASU 2015-11 should be applied on a prospective basis. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. The Company adopted the amendments of ASU 2015-11 effective October 1, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements for the year ended November 30, 2018.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” Topic 718, “Compensation-Stock Compensation” (ASU 2016-09). ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the Company’s financial statements, including income tax consequences, forfeitures and classification on the statement of cash flows. Under previous guidance, excess tax benefits and deficiencies from share-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in income tax expense, rather than paid-in-capital. The Company adopted the amendments of ASU 2016-09 effective October 1, 2017.The adoption of this standard did not have a material impact on the Company’s consolidated statements of income for the year ended November 30, 2018.

In addition, under ASU 2016-09, excess tax income tax benefits from share-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. For the year ended November 30, 2018, there were no excess income tax benefits.

The Company has elected to continue to estimate the number of share-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares, resulting in an immaterial decrease in diluted weighted average shares outstanding for the year ended November 30, 2018.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” Topic 350, “Intangibles – Goodwill and Other” (ASU 2017-04). The amendments in ASU 2017-04 simplify the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the current two-step impairment test. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017, and the ASU is effective for the Company’s first quarter of the fiscal year ending September 30, 2020. The Company is currently evaluating the impact that the adoption of these provisions will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” Topic 842, “Leases” (ASU 2016-02). ASU No. 2016-02 requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 also requires certain quantitative and qualitative disclosures. The provisions of ASU 2016-02 are effective for the Company’s first quarter of the fiscal year ending September 30, 2020, with early adoption permitted. The Company will apply the transition provisions of ASU 2016-02 at its adoption date, rather than the earliest comparative period presented in the financial statements, as permitted by ASU 2018-11, “Leases,” Topic 842, “Targeted Improvements,” released in July 2018.

The adoption of ASU 2016-02 may result in a material increase to the Company’s consolidated balance sheets for lease liabilities and right-of-use assets. The Company is also performing a comprehensive review of its current processes to determine and implement changes required to support the adoption of this standard. The Company is currently evaluating the other effects the adoption of ASU 2016-02 will have on its consolidated financial statements, once the Company becomes an operating Company in Fiscal Year Ended November 30, 2020.

In January 2018, the FASB issued ASU 2018-01, “Leases,” Topic 842, “Land Easement Practical Expedient for Transition to Topic 842” (ASU 2018-01). ASU 2018-01 permits an entity to elect a transition practical expedient to not assess, under Accounting Standards Codification (ASC) 842, land easements that exist or expired before the standard’s effective date that were not previously accounted for as leases under ASC 840. The Company plans to elect this practical expedient in implementing ASU 2016-02.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” Topic 606, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. Additionally, the amendments in this ASU provide a practical expedient for entities to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less, The Company plans to elect this practical expedient upon adoption.

In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date.” The FASB approved the deferral of ASU 2014-09, by extending the new revenue recognition standard’s mandatory effective date by one year and permitting public companies to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. The guidance in ASU 2014-09 will be effective for the Company in the first quarter of the fiscal year ending November 30, 2019. The Company is currently evaluating the other effects the adoption of ASU 2015-14 will have on its consolidated financial statements, once the Company becomes an operating Company in Fiscal Year Ended November 30, 2020.

Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers,” Topic 606, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (ASU 2016-08) in March 2016, ASU 2016-12, “Revenue from Contracts with Customers,” Topic 606, “Narrow-Scope Improvements and Practical Expedients” (ASU 2016-12) in May 2016 and ASU 2016-20, “Revenue from Contracts with Customers,” Topic 606, “Technical Corrections and Improvements” (ASU 2016-20) in December 2016. The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The Company plans to make such election. The Company also plans to elect the practical expedient in ASU 2016-20 that provides entities do not need to disclose the transaction price allocated to performance obligations when the related contracts have a duration of one year or less. This includes loyalty rewards, which can be redeemed in the month subsequent to the quarter earned, and marketing promotions that cross accounting periods. Both of these classes of transactions are currently immaterial to the Company. The effective date and transition requirements for ASU 2016-08, ASU 2016-12 and ASU 2016-20 are the same as for ASU 2014-09.

The Company does not plan to early adopt the new revenue recognition guidance; adoption will be on the modified retrospective basis beginning in fiscal year 2019. The Company has substantially concluded its assessment of the impact of the adoption of this standard on its consolidated financial statements. Most of the Company’s revenue is expected to continue to be generated from point-of-sale transactions, which ASU 2014-09 treats generally consistent with current accounting standards. The Company does not expect this standard will have a material impact on the accounting for point-of-sale transactions or related areas including the right of return and customer incentives. Although the impact on the consolidated financial statements is not expected to be material, additional disclosures will be required.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation,” Topic 718, “Improvements to Nonemployee Share-Based Payment Accounting” (ASU 2018-07) as part of its Simplification Initiative to reduce complexity when accounting for share-based payments to non-employees. ASU 2018-07 expands the scope of Topic 718 to more closely align share-based payment transactions for acquiring goods and services from non-employees with the accounting for share-based payments to employees, with certain exceptions. The provisions of ASU 2018-07 are effective for the Company’s first quarter of the fiscal year ending November 30, 2020, with early adoption permitted.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Rorine International Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rorine International Holding Corporation as of November 30, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2016

Lakewood, CO

March 23, 2020

RORINE INTERNATIONAL HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(AUDITED)

	November 30,	November 30,
	2018	2017
ASSETS

Current Assets:
Cash	-	-
Total current assets	-	-

Total Assets	-	-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	5,195	5,300
Due to shareholder	294,063	273,440

Total liabilities	299,258	278,740

Shareholders’ Deficit:
Preferred stock - Class A – authorized, 100,000,000 shares of $.001 par value; issued and outstanding, 750,000	750	750
Common stock – authorized, 2,000,000,000 shares of $.001 par value; issued and outstanding, 24,244,876, respectively	24,245	24,245
Capital in excess of par value	7,646,274	7,646,274
Accumulated deficit	(7,970,527)	(7,950,009)
Total shareholders deficit	(299,258)	(278,740)

Total Liabilities and Shareholders’ Deficit	-	-

These accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS  ENDED NOVEMEBER 30, 2018 AND  2017

	For the Years Ended November
	2018	2017
Expenses:
Selling and Administrative Expenses	$20,518	$43,738
Operating loss	(20,518)	(43,738)

Total loss from operations	(20,518)	(43,738)

Loss Per Share -
Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	24,244,876	24,244,876

These accompanying notes are an integral part of these financial statements

RORINE INTERNATIONAL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30. 2018 & 2017

(UNAUDITED)

	For the Years Ended November
	2018	2017
CASH FLOWS FROM OPERATIONS:
Net loss	$(20,518)	$(43,738)
Adjustments required to reconcile net loss to net cash consumed by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	(105)	295
Net Cash Consumed by Operating Activities:	(20,623)	(43,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	20,623	43,443
Net Cash Provided by Financing Activities:	20,623	43,443

Net increase (decrease) in cash	-	-

Cash balance, beginning of period	-	-

Cash balance, end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

RORINE INTERNATIONAL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT

FOR THE YEARS ENDED NOVEMBER 30, 2018 AND 2017

					Capital in
	Common Stock		Preferred Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total
Balance November 30, 2015	23,818,046	23,818	750,000	750	6,793,041	(7,015,841)	(198,232)

Common stock issued for services	426,830	427	-	-	853,233	-	853,660

Net loss for period	-	-	-	-	-	(890,430)	(890,430)

Balance November 30, 2016	24,244,876	24,245	750,000	750	7,646,274	(7,906,271)	(235,002)

Net loss for period						(43,738)	(43,738)

Balance November 30, 2017	24,244,876	24,245	750,000	750	7,646,274	(7,950,009)	(278,740)

Common stock issued for services							-

Net loss for period						(20,518)	(20,518)

Balance November 30, 2018	24,244,876	24,245	750,000	750	7,646,274	(7,970,527)	(299,258)

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

Effective as of October 7, 2015, the Company completed a name change to Rorine International Holding Corporation (Rorine) as a result of a merger with its wholly owned subsidiary formed for such purpose. The Company’s trading symbol was also changed to “RIHC” as a result of the corporate name change.  The subsidiary had no formal business activities.

Selling general and administrative expenses consist mainly of professional fees.

On January 12, 2016, Rorine International Holding Corporation entered in a marketing and distribution agreement with RICH Group based in Southeast Asia. The agreement was negotiated and announced by Rorine’s Chief Financial Officer Mr. Tan Sew. This agreement was to provide the Company with an opportunity to market Eastern alternative medical packages related to Type II Diabetes outside of China to non-traditional markets such as in the West. Under this agreement, Rorine was prepare a marketing strategy and platform as well as liaise with hospitals, clinics and associations in order to bring this unique product to markets in the West. Based on information provided by previous management, this agreement has since expired by its terms.

Effective as of March 14, 2016, an Amendment to the Company’s Articles of Incorporation was filed with the Nevada Secretary of State which increased the Company’s authorized shares of common stock from 100,000,000 shares, par value $0.001 per share, to 2,000,000,000 shares, par value $0.001 per share. The number of authorized preferred stock was not changed. The amendment was approved by owners of 66.96% of the Company’s common stock and by the owner of 100% of the Company’s preferred stock.

Accounts payable consist of vendor payables at November 30, 2018 and 2017.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue in accordance with ASC subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates ASC subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing 605-25 on the Company's financial position and results of operations was not significant because of its non-operating status.

Cost of Sales

The cost of sales consists of the cost of material, labor, equipment depreciation and other direct and indirect costs associated with the cost of revenues.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, fair values relating to derivative liabilities and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits held by banks.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit.  At November 30, 2018, and November 30, 2017, the Company did not have operating bank accounts during fiscal years then ended.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Goodwill

The Company accounts for and reports acquired goodwill and other intangible assets under ASC subtopic 350-10, Intangibles, Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, the Company tests its intangible assets for impairment on an annual basis and when there is reason to suspect that their values have been diminished or impaired. Any write-downs will be included in results from operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

The Company has adopted ASC subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.

The Company evaluates the recoverability of long-lived assets based upon forecasted, undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of is reported at the lower of the carrying amount or the fair value less costs to sell. At September 30, 2019 and December 31, 2018, the Company reported loss on impairment of mineral rights assets of $0 and $1,249,600 respectively.

Fair Value

ASC subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At November 30, 2018 and 17, the Company did not have any derivative instruments that were designated as hedges.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information

ASC subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s only principal non-operating segment.

Income Taxes

The Company follows ASC subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial.

The Company only updates the temporary difference related to its net operating loss and accumulated valuation allowance on an annual basis from its year end filing at November 30.

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. The Company did not issue stock options, nor did the Company issue stock for services during fiscal years ended November 30, 2018 and 2017.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11, “Simplifying the Measurement of Inventory,” Topic 330, “Inventory” (ASU 2015-11). The amendments in ASU 2015-11, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost and net realizable value. The amendments in ASU 2015-11 should be applied on a prospective basis. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. The Company adopted the amendments of ASU 2015-11 effective October 1, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements for the year ended November 30, 2018.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” Topic 718, “Compensation-Stock Compensation” (ASU 2016-09). ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the Company’s financial statements, including income tax consequences, forfeitures and classification on the statement of cash flows. Under previous guidance, excess tax benefits and deficiencies from share-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in income tax expense, rather than paid-in-capital. The Company adopted the amendments of ASU 2016-09 effective October 1, 2017.The adoption of this standard did not have a material impact on the Company’s consolidated statements of income for the year ended November 30, 2018.

In addition, under ASU 2016-09, excess tax income tax benefits from share-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. For the year ended November 30, 2018, there were no excess income tax benefits.

The Company has elected to continue to estimate the number of share-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares, resulting in an immaterial decrease in diluted weighted average shares outstanding for the year ended November 30, 2018.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” Topic 350, “Intangibles – Goodwill and Other” (ASU 2017-04). The amendments in ASU 2017-04 simplify the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the current two-step impairment test. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017, and the ASU is effective for the Company’s first quarter of the fiscal year ending September 30, 2020. The Company is currently evaluating the impact that the adoption of these provisions will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” Topic 842, “Leases” (ASU 2016-02). ASU No. 2016-02 requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 also requires certain quantitative and qualitative disclosures. The provisions of ASU 2016-02 are effective for the Company’s first quarter of the fiscal year ending September 30, 2020, with early adoption permitted. The Company will apply the transition provisions of ASU 2016-02 at its adoption date, rather than the earliest comparative period presented in the financial statements, as permitted by ASU 2018-11, “Leases,” Topic 842, “Targeted Improvements,” released in July 2018.

The adoption of ASU 2016-02 may result in a material increase to the Company’s consolidated balance sheets for lease liabilities and right-of-use assets. The Company is also performing a comprehensive review of its current processes to determine and implement changes required to support the adoption of this standard. The Company is currently evaluating the other effects the adoption of ASU 2016-02 will have on its consolidated financial statements, once the Company becomes an operating Company in Fiscal Year Ended November 30, 2020.

In January 2018, the FASB issued ASU 2018-01, “Leases,” Topic 842, “Land Easement Practical Expedient for Transition to Topic 842” (ASU 2018-01). ASU 2018-01 permits an entity to elect a transition practical expedient to not assess, under Accounting Standards Codification (ASC) 842, land easements that exist or expired before the standard’s effective date that were not previously accounted for as leases under ASC 840. The Company plans to elect this practical expedient in implementing ASU 2016-02.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” Topic 606, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. Additionally, the amendments in this ASU provide a practical expedient for entities to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less, The Company plans to elect this practical expedient upon adoption.

In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date.” The FASB approved the deferral of ASU 2014-09, by extending the new revenue recognition standard’s mandatory effective date by one year and permitting public companies to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. The guidance in ASU 2014-09 will be effective for the Company in the first quarter of the fiscal year ending November 30, 2019. The Company is currently evaluating the other effects the adoption of ASU 2015-14 will have on its consolidated financial statements, once the Company becomes an operating Company in Fiscal Year Ended November 30, 2020.

Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers,” Topic 606, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (ASU 2016-08) in March 2016, ASU 2016-12, “Revenue from Contracts with Customers,” Topic 606, “Narrow-Scope Improvements and Practical Expedients” (ASU 2016-12) in May 2016 and ASU 2016-20, “Revenue from Contracts with Customers,” Topic 606, “Technical Corrections and Improvements” (ASU 2016-20) in December 2016. The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The Company plans to make such election. The Company also plans to elect the practical expedient in ASU 2016-20 that provides entities do not need to disclose the transaction price allocated to performance obligations when the related contracts have a duration of one year or less. This includes loyalty rewards, which can be redeemed in the month subsequent to the quarter earned, and marketing promotions that cross accounting periods. Both of these classes of transactions are currently immaterial to the Company. The effective date and transition requirements for ASU 2016-08, ASU 2016-12 and ASU 2016-20 are the same as for ASU 2014-09.

The Company does not plan to early adopt the new revenue recognition guidance; adoption will be on the modified retrospective basis beginning in fiscal year 2019. The Company has substantially concluded its assessment of the impact of the adoption of this standard on its consolidated financial statements. Most of the Company’s revenue is expected to continue to be generated from point-of-sale transactions, which ASU 2014-09 treats generally consistent with current accounting standards. The Company does not expect this standard will have a material impact on the accounting for point-of-sale transactions or related areas including the right of return and customer incentives. Although the impact on the consolidated financial statements is not expected to be material, additional disclosures will be required.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation,” Topic 718, “Improvements to Nonemployee Share-Based Payment Accounting” (ASU 2018-07) as part of its Simplification Initiative to reduce complexity when accounting for share-based payments to non-employees. ASU 2018-07 expands the scope of Topic 718 to more closely align share-based payment transactions for acquiring goods and services from non-employees with the accounting for share-based payments to employees, with certain exceptions. The provisions of ASU 2018-07 are effective for the Company’s first quarter of the fiscal year ending November 30, 2020, with early adoption permitted.

3. SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. There were no non-cash investing or financing activities during either of the periods presented.

4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced continued losses, has a working capital deficiency of ($299,258), an accumulated deficit of $7,970.527 and does not presently have sufficient resources to accomplish its objectives during the next twelve months. On August 1, 2012, the Company began a new business.  The new business enterprise was initiated with the creation of a wholly owned subsidiary, Unwall Technologies Holdings, Sdn. Ghd (Unwall Technologies), a Malaysian corporation incorporated on July 12, 2012.  The Company plans to introduce applications for mobile devices in the first half of 2013 and web applications later in the year.  The Company is considered a development stage entity because this new business enterprise is in the process of platform development and has not derived significant revenue from operations.

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

8. DISCONTINUED OPERATIONS

The Company began development stage activities through its wholly owned Malaysian subsidiary, Unwall Technologies on September 1, 2012.  Operations of the Malaysian subsidiary effectively ceased on May 31, 2013, and closed by August 31, 2013.  The equipment and software owned by this subsidiary had no material value and were either abandoned or given to employees.  Unwall International has assumed responsibility for any remaining accounts payable of the subsidiary.  A planned social lending division was terminated with no viable development before October 31, 2013. The company attempted to rebrand, but was not successful, allowing January 2016 agreement to expire.

9. RELATED PARTY TRANSACTIONS

As of November 30, 2018 and 2017, Company Principal Executive Officer had advanced the Company a total of $294,063 and $273,440, respectively.

10. SUBSQUENT EVENTS

On May 19, 2019 (after the relevant period of this report), we experienced a change of control from Tsang Chi Man (the control person of Great On Technologies Holding Limited) and Yang Xing Liang to Hau – Ran Tsau. The Change of control was effectuated by (i) the sale by Great On Technologies Holding Limited, a Seychelles corporation (“Great On”), an entity controlled by Tsang Chi Man (our former director and executive officer) and by Yang Xing Liang of 15,947,668 and 1,236,000 shares of common stock of the Company (the “M&G Common Stock”), respectively, to David Novak as nominee/agent for M&G Asset Management Co., Limited, a Hong Kong entity (“M&G”) which is majority owned and fully controlled by Hau-Ran Tsau, and (ii) the sale by Mr. Liang of 750,000 shares of Class A Preferred Stock of the Company to David Novak as nominee/agent for M&G (the “Class A Preferred” and, together with the shares of M&G Common Stock, the “M&G Shares”). Subsequently, on July 06, 2019, Mr. Hau-Ran Tsau transferred all of his rights to the M&G Shares from M&G to MGA Holdings Group, an entity that is wholly owned and also controlled by Mr. Hau-Ran Tsau. During the interim period to date, all voting and dispositive control over the M&G Shares was held by Mr. Tsau.

The previous principal shareholder was owed $295,818, which included shareholder loan amount of 294,063 and expenses and accounts payable of $1,755, in connection with maintaining the Company’s securities and corporate related compliance, all of which was forgiven as of May 19, 2019 as incentive to enter into the sale transfer transaction.

On January 13, 2020, the Company added David Novak as an officer, director and member of the audit committee.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of November 30, 2018, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of November 30, 2018, our internal control over financial reporting was not effective.

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

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

Assuming we are able to secure additional working capital, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

We also plan to appoint one or more outside directors to our Board who shall be appointed to an audit committee resulting in a fully functioning audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that the appointment of one or more independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of independent directors on our Board.

We anticipate that these initiatives will be implemented in conjunction with the growth of our business.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORTE GOVERNANCE

The following table sets forth the names, ages and positions of our current executive officers and directors as of February 2017.

Name	Age	Position	Appointment Date
Hau-Ran Tsau	64	President, Chief Executive Officer and Director	May 19, 2019
Bruce M. Smith	60	Chief Financial Officer	June 4, 2019
Wen-Chin Han	61	Director	June 4, 2019
David Novak	52	Executive Vice President and Director	January 13, 2020
Ta-Wei (David) Liu	46	Director	May 19, 2019

Our directors are elected for a term of one year and serve such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

Hau-Ran Tsau, has been for the past fifteen years a designated lecturer for Communications Topics at the Bureau of Foreign Trade (Taiwan), a member of the Sweden Technology Division Delegation from Taiwan, a member of the Review Committee for the Public Mobile Communications sector, and a Technical Director at Foundry in China for Powin Electric. Mr. Tuan’s expertise includes wireless computer peripheral network products, internet programming controlling devices, smart servers for household encrypted communication device storage and hardware, photovoltaic power generation systems, and energy storage and management systems. Mr. Tsau was appointed as officer and director as a result of his control and ownership of greater than a majority of outstanding capital stock of the company through his entity, MGA. Mr. Tsau received his Bachelor Degree in Physics from Chuan Yuan Christion Academy (Taiwan) in 1980, and a Master’s Degree in Computer Science from Southwestern University in 1985.

Ta-Wei (David) Liu has been an independent business consultant in Asia for the last five years. From 2001 to 2007 Mr. Liu was vice president of corporate advisory services at Manhattan Capital Partners, LLC, a boutique investment firm. Prior thereto, Mr. Liu was a strategy consultant involved in restructuring, deregulation and valuation consulting, and previously as an equity derivatives trader. Mr. Liu received his Bachelor’s Degree in Economics from the University of California Berkeley, and a Master’s Degree in Business Administration from Marshall School of Business, University of Southern California. Mr. Liu was appointed to the board by Mr. Tsau and was assigned shares by Mr. Tsau after his appointment as consideration for consulting services (See, Item 12 below). Mr. Liu also holds an AIMR (CFA) Level II certification. Mr. Liu’s business consulting and investment experience led to his appointment to the Board.

Wen Chin Han has worked in Research and Development and industrial applications for Beijing Hulketech Technongy Co. LTD. in following capacities: Organized: a private company operating in China: From 2013 – 2015, Mr. Han was the CTO, working on developing Transportation Vehicular Identification Management Chip. From 2016-2018, Mr. Han worked aon development of supporting systems and equipment production for urban traffic management. From 2019- current, Mr. Han has been acting as the Chairman and leading the team to develop the application of blockchain technology for chip industrialization. From 2010 through 2012, Mr. Han was engaged in research in the area of agricultural biotechnology.

From 2003 through 2010, Mr. Han participated in the construction process of Loongsoon Industrial Base by Jiangsu Menglan Group and the Institute of Computing Technology at Chinese Academy of Sciences, where he was appointed as Senior Consultant for the joint project where he led the adaption of research and development from the Institute of Computing Technology at Chinese Academy of Sciences. Mr. Han received his Bachelor of Law degree from National Taiwan University in 1983 and his Master’s Degree from Graduate School of Technology Management at National Chengchi University (Taiwan) in 1986, and a Doctorate Degree from the University of Chinese Academy of Sciences (Beijing), School of Public Policy & Management, in 2003. Mr. Han’s qualifications and background in Chinese business structure and convention led to his appointment to the Board.

Bruce Michael Smith has over 36 years in professional accounting experience. Mr. Smith has held the positions of CFO, controller, and audit manager for both private and public companies and CPA firms. From January 1, 2005 to present, Mr. Smith has been an Attest Partner for BBRS, LLP, a CPA and business advisory service in Northern California. Mr. Smith also has international experience converting foreign subsidiary reporting to US GAAP for consolidation under SEC rules. Since November 2017, Mr. Smith has been the Outsource CFO of Ensurge, Inc. a Pink Sheet traded mining company. Prior thereto, from May 1, 2014 to November of 2015, Mr. Smith was the CFO of EMycheck, Inc., a Nevada company. Mr. Smith is a CPA licensed in California and Nevada. In 1982, Mr. Smith received a Bachelor of Science Degree in Business Administration, with a concentration of Accounting from California State University, Chico.

David Novak has 20 years of equity investment experience, including trading/market making in NASDAQ listed and OTC securities, portfolio management, PIPE investments/convertible debt, systematic trading, and regulatory compliance. During his trading and compliance career, Mr. Novak has held a number of FINRA or other SRO or trading licenses, including, Series 3 (Commodities), Series 7 / 63 (Registered Representative), Series 65 (Investment Adviser), NYFE Floor Broker (S&P Index trading, Oil, Heat, Gas, Futures & Options). From 1997 to 2001 Mr. Novak managed a global equities book from both New York, and London. From May 2014 to May 2017, Mr. Novak worked for Measured Risk Portfolios, an SEC registered investment advisor, based in San Diego, as the East Coast Relationship Manager. Since June 2017, Mr. Novak has worked as a consultant on regulatory compliance issues. Mr Novak graduated from the University of Maryland in 1990 with a B.A. from the College of Behavioral and Social Sciences with concentrations in government, politics and economics. Mr. Novak’s was appointed to the board and as executive vice president as a result of his equity trading and compliance experience and his involvement and knowledge of the company’s management. Mr. Novak was appointed by Mr. Tsau as a result of his general knowledge and experience in securities and commodity trading and regulation and was assigned shares by Mr. Tsau prior to his appointment as consideration for consulting services (See, Item 12 below). Nonetheless there is no voting or other arrangement or understanding among them with respect to the appointment to the Board.

Directors and Executives Resigning in 2018 and 2019

Tesheb Casimir (Resigned May 19, 2019) was CEO of CNL Ventures Group, Asia Pacific Region where he was responsible for the management and growth of the Asia Pacific Region for the ventures capital markets. Mr. Casimir is a corporate lawyer, business consultants in the finance/investment sector. He is fluent in English.  He is also a Director of Star Ally Inc.

Tan Sew Hock (CFO & Director, resigned May 16, 2018) has been Chairman of World Global Alliance Corporation Ltd since 2012 and was previously Vice Chairman since 2003.  World Global Alliance Corporation Ltd is a Hong Kong based project management company with projects in Cambodia, Vietnam, Malaysia and China.

Zhang Shengbiao (Director, resigned May 16, 2018) is a Chinese national whose education focused on construction management and projects both rural and urban.   Mr Zhang was initially Project Manager later Deputy General Manager of Shanghai Shuming Construction Company(1990 - 2003) focusing on high rise development and incorporating environmentally friendly building practices into their construction and overall aesthetics and design of their projects.   Recently, Mr. Zhang has been Managing Director of Shenzen Yiming Health Incorporated (SYH), a diversified company offering traditional Chinese medicine treatments and packages to the Chinese general public.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Committees of the Board of Directors

The Company does not have an audit committee. We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors.

We do not currently have a “financial expert” within the meaning of the rules and regulations of the SEC.

The Company has no nominating or compensation committees at this time. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision-making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our equity securities (“Reporting Persons”) to file reports of ownership and changes of ownership of such securities with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended November 30, 2018, the Reporting Persons timely filed all such reports, except that (i) Tsang Chi Man a previous (through May 2019) shareholder of greater than 10% of the Company though his ownership of Great On, did not file a Form 3 relating to his securities since 2011, (ii) Tesheb Casimir, Chairman and a director, did not file a Form 3 his appointment in 2011, (iii) Tan Sew Hock, our former CFO and director who resigned in May of 2018 did not file a Form 3, and (iv) Zhang Shengbio a former director who resigned in May of 2018 did not file Form 3.

Code of Ethics

The Company has not as yet adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as required by the Sarbanes-Oxley Act of 2002 due to our small size and limited resources.

Material Changes to Nominations by Security Holders

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

There was no compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 (each a “Named Executive Officer”) during fiscal 2018 and 2017.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

David Novak is compensated for compliance management consulting services on at a rate of $10,000 per quarter. To date, Mr. Novak has been paid $20,000 for such services. Bruce Smith was paid an aggregate of $7,500 for his accounting services provided to the Company since June 1, 2019.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards made to a Named Executive Officer outstanding at November 30, 2018.

Compensation of Directors

No compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

We have no employment agreements with our executive officers or directors. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing, or similar benefit plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of February 17, 2020 by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to us to be (i) the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our Named Executive Officers, and (iii) each of our directors, and (iv) all of our directors and officers as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Rorine International Holding Corporation, 3535 Executive Terminal Drive Ste. 110, Henderson, Nevada 89052.

The percentages below are calculated based on 24,244,876 issued and outstanding shares of common stock outstanding as of February 17, 2020.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percentage of Beneficial Ownership
Directors and Named Executive Officers

Hau-Ran Tsau President and Chief Executive Officer and Director	15,465.301	(1)(2)	63.78%

Wen-Chin Han Director	0		-

Ta-Wei (David) Liu Director	730,306	(3)	3.012%

Bruce Smith Chief Financial Officer			-

David Novak Executive Vice President and Director	322,194	(4)	1.33%

Directors and Officers as a Group (5 persons)	17,505,862		%

5% Stockholders

*	Represents less than 1%

(1)	Indicates shares held by Mr. Tsau, through MGA Holding Group with an address of Office of Sertus Incorporation, (Cayman) Limited, Sertus Chambers Governors Square, Suite 5-204, 23 Lime Tree Bay Avenue, P.O. Box 2547, Grand Cayman, KYI-1104. Mr. Tsau is the sole shareholder and sole executive officer and control person of MGA Holding Group and has sole voting and dispositive power of all shares held by it.

(2)	Does not include 750,000 shares of Series A Preferred Stock held by MGA Holding Group, controlled by Mr. Tsau, which vote on a 100 for 1 basis with the common stockholders.

(3)	Includes shares held by Meridian Holding Group Limited, a Taiwan company, which is wholly owned and controlled by Mr. Liu. All of these shares were acquired directly from Mr. Tsau’s entity on July 6, 2019. Mr. Liu holds all voting and dispositive power over all shares held by Meridian Holding Group Limited.

(4)	Held directly by Mr. Novak and acquired directly from Mr. Tsau’s entity on July 6 2019.

Change of Control and Share Transfers

In May 2019, we experienced a change of control to Mr. Tsau as a result of (i) the sale by our then principal shareholder, Great On, controlled by Tsang Chi Man (our former director and executive officer) and by Yang Xing Liang of 15,947,668 and 1,236,000 shares of common stock of the Company, respectively, and (ii) the sale by Mr. Liang of 750,000 shares of Class A Preferred Stock of the Company, to David Novak as nominee for M&G Asset Management Co., Ltd., an entity that is majority owned and controlled by Mr. Hau-Ran Tsau. Mr. Tsau subsequently implemented an assignment of all rights to these to another entity wholly owned and controlled by him, MGA. In connection with the foregoing, effective May 19, 2019, our previous sole director, President, Chief Executive Officer and Chief Financial Officer Tesheb Casimir resigned from such positions after appointing Hau-Ran Tsau, and Ta-Wei Liu as directors and appointing Hau-Ran Tsau as President, Chief Executive Officer and Treasurer and Bruce Smith was appointed Chief Financial Officer. Subsequently, on January 13, 2020 David Novak was appointed Executive Vice President and a director. (See, “May 2019 Change of Control” in our Business Section, Part 1, above).

Effective as of July 6, 2019, Mr. Tsau assigned an aggregate of 322,194 of its shares to David Novak in connection with consulting services. In addition, Mr. Tsau assigned 730,306 shares to Meridian Holdings Group Limited, an entity wholly owned and controlled by Mr. Lieu.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since December 1, 2017 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years, except for Mr.Tsau and MGA in connection with the change of control transaction in May 2019 described above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. Nonetheless, prior to engaging our auditors to perform the below services, our board of directors obtains an estimate for the service to be performed. All of the services described below were approved by the board of directors in accordance with its procedures.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years:

	2018	2017
Audit fees and audit related fees(1)(2)	$7,250	$19,483

Tax fees (3)	-	-
All other fees(4)	-	-

Total	$7,250	$19,483

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

The percentage of hours expended on BF Borgers CPA PC’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description

2.1	Articles of Merger dated July 9, 2015 with, and changing the Company’s name to, 3 Shine Technologies Inc.

2.2	Articles of Merger dated September 14, 2015 with, and changing the Company’s name to, Rorine International Holding Corporation.

3.1	Articles of Incorporation dated June 7, 2007 (1)

3.2	By-laws (1)

3.3	Certificate of Amendment effective February 17, 2009 (filed February 19, 2009) increasing the authorized capital to 375,000,000 shares, par value $0.001. (2)

3.4	Certificate of Amendment filed April 17, 2009, increasing the authorized capital of the Company to 750,000,000 shares, par value $0.001 per share, and authorizing a 1:2 forward split (3)

3.5	Certificate of Amendment dated September 17, 2009, authorizing 750,000,000 shares of preferred stock, $0.001 par value. (4)

3.6	Certificate of Designation dated November 2, 2009, designating 20,000,000 shares of Series A Preferred Stock (5)

3.7	Certificate of Amendment effective as of October 11, 2010, reducing the authorized shares to 2,500,000 and authorized preferred shares to 2,500,000 (6)

3.8	Certificate of Amendment dated November 10, 2010, increasing authorized capital to 100,000,000 common shares, par value $0.001 per share and 100,000,000 Preferred shares, par value $0.001. (7)

3.9	Certificate of Amendment dated November 8, 2011, changing the name of the Company to Unwall International Inc.(8)

3.10	Certificate of Amendment filed March 14, 2016, increasing capitalization to 2,000,000,000 shares of common stock, $0.001 par value, and 100,000,000 shares of preferred stock, par value $0.001 per share.

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer.

32.1*	Section 906 Certification of Principal Executive Officer.

32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 18, 2008

(2)	Incorporated by reference to Exhibit 99.1 of Current Report on Form 8-K, Date of Report February 16, 2009.

(3)	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, Date of Report April 20, 2009.

(4)	Incorporated by reference to Exhibit 3.01 to Current Report on Form 8-K, Date of Report September 17, 2009, filed September 30, 2009.

(5)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K Date of Report November 5, 2009, filed with the SEC on November 9, 2009.

(6)	Incorporated by reference to Exhibit 99.1 to Company’s Current Report on Form 8-K, Date of Report October 11, 2010.

(7)	Incorporated by reference to Exhibit 99.1 to Company’s Current Report on Form 8-K/A, Date of Report: November 17, 2010.

(8)	Incorporated by reference to Exhibit 99.1 to Company’s Current Report on Form 8-K/A, Date of Report: October 10, 2011. Filed January 25, 2012.

SIGNATURES

Pursuant to the requirements of. Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2020

RORINE INTERNATIONAL HOLDING CORPORATION

By:	/s/ Hau-Ran Tsau
Hau-Ran Tsau
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Hau-Ran Tsau
Hau-Ran Tsau	President, Chief Executive Officer and director	March 23, 2020

/s/ Wen-Chin Han
Wen-Chin Han	Director	March 23, 2020

/s/ David Novak
David Novak	Executive Vice President and Director	March 23, 2020

/s/ Ta-Wei (David) Liu
Ta-Wei (David) Liu	Director	March 23, 2020

/s/ Bruce Michael Smith
Bruce Michael Smith	Chief Financial Officer and Principal Financial Officer	March 23, 2020